Form 10-Q
period 2021-03-31
Harmony Biosciences Holdings, Inc.
filed 2021-05-11
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 4, 2021, there were 56,900,991 shares of the registrant’s common stock, par value $0.00001 value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$141,169	$228,631
Trade receivables, net	23,615	22,176
Inventory, net	4,405	3,823
Prepaid expenses	7,089	6,959
Other current assets	1,466	1,302
Total current assets	177,744	262,891
NONCURRENT ASSETS:
Property and equipment, net	842	938
Restricted cash	750	750
Intangible assets, net	157,764	162,343
Other noncurrent assets	152	152
Total noncurrent assets	159,508	164,183
TOTAL ASSETS	$337,252	$427,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,391	$2,556
Accrued compensation	4,523	8,942
Accrued expenses	24,261	122,727
Other current liabilities	262	314
Total current liabilities	33,437	134,539
NONCURRENT LIABILITIES:
Deferred rent	192	212
Long term debt, net	194,913	194,250
Other noncurrent liabilities	831	893
Total noncurrent liabilities	195,936	195,355
TOTAL LIABILITIES	229,373	329,894
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.00001 par value; 10,000,000 shares and 0 shares authorized at March 31, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock—$0.00001 par value; 500,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 56,892,406 shares and 56,890,569 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid in capital	588,687	585,374
Accumulated deficit	(480,809)	(488,195)
TOTAL STOCKHOLDERS’ EQUITY	107,879	97,180
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$337,252	$427,074

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Net product revenues	$59,674	$19,840
Cost of product sold	10,409	3,474
Gross profit	49,265	16,366
Operating expenses:
Research and development	4,679	3,431
Sales and marketing	15,506	13,254
General and administrative	14,547	9,290
Total operating expenses	34,732	25,975
Operating income (loss)	14,533	(9,609)
Loss on debt extinguishment	—	(22,639)
Other expense, net	(20)	—
Interest expense, net	(7,127)	(6,372)
Income (loss) before income taxes	7,386	(38,620)
Income taxes	—	—
Net income (loss) and comprehensive income (loss)	$7,386	$(38,620)
Accumulation of dividends on preferred stock	—	(10,445)
Net income (loss) available to common stockholders	$7,386	$(49,065)
EARNINGS (LOSS) PER SHARE:
Basic	$0.13	$(6.30)
Diluted	$0.13	$(6.30)
Weighted average number of shares of common stock - basic	56,891,451	7,790,667
Weighted average number of shares of common stock - diluted	58,805,285	7,790,667

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance as of December 31, 2020	56,890,569	$1	$585,374	$(488,195)	$97,180
Net income	—	—	—	7,386	7,386
Exercise of stock options	1,837	—	12	—	12
Stock-based compensation	—	—	3,301	—	3,301
Balance as of March 31, 2021	56,892,406	$1	$588,687	$(480,809)	$107,879

	Convertible Preferred Stock Series A, B, & C		Common Stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance as of December 31, 2019	318,510,205	$411,275	7,787,470	$—	$—	$(422,862)	$(422,862)
Net loss	—	—	—	—	—	(38,620)	(38,620)
Preferred stock dividend, Series A	—	8,844	—	—	(519)	(8,325)	(8,844)
Preferred stock accretion, Series A	—	776	—	—	—	(776)	(776)
Preferred stock dividend, Series B	—	302	—	—	—	(302)	(302)
Preferred stock accretion, Series B	—	6	—	—	—	(6)	(6)
Preferred stock dividend, Series C	—	1,299	—	—	—	(1,299)	(1,299)
Preferred stock accretion, Series C	—	140	—	—	—	(140)	(140)
Exercise of stock options	—	—	18,378	—	151	—	151
Stock-based compensation	—	—	—	—	368	—	368
Balance as of March 31, 2020	318,510,205	$422,642	7,805,848	$—	$—	$(472,330)	$(472,330)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,386	$(38,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	100	97
Intangible amortization	4,579	1,786
Stock-based compensation expense	3,301	368
Stock appreciation rights market adjustment	(50)	107
Warrant expense	—	1,146
Debt issuance costs amortization	664	340
Loss on debt extinguishment	—	22,639
Change in operating assets and liabilities:
Trade receivables	(1,439)	(7,053)
Inventory	(582)	(783)
Prepaid expenses and other assets	(296)	(4,111)
Other non-current assets	—	732
Trade payables	1,835	(1,509)
Accrued expenses and other current liabilities	(2,936)	(1,929)
Other non-current liabilities	(32)	88
Net provided by (cash used) in operating activities	12,530	(26,702)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4)	—
Milestone and acquisition of intangible asset	(100,000)	—
Net cash used in investing activities	(100,004)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	—	200,000
Debt issuance costs	—	(5,804)
Extinguishment of debt	—	(102,538)
Extinguishment of debt exit fees	—	(18,047)
Proceeds from exercised options	12	151
Net cash provided by financing activities	12	73,762
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(87,462)	47,060
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	229,381	25,207
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$141,919	$72,267
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$6,510	$6,214
Cash paid during the year for milestones	100,000	—
Supplemental Disclosures of Noncash Investing and Financing Activities:
Series A Preferred Stock accrued return	—	8,844
Series A accretion of issuance costs	—	776
Series B Preferred Stock accrued return	—	302
Series B accretion of issuance costs	—	6
Series C Preferred Stock accrued return	—	1,299
Series C accretion of issuance costs	—	140
Warrant financing	—	2,359

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company

Our operating subsidiary, Harmony Biosciences, LLC (“Harmony”), was formed on May 17, 2017. Harmony Biosciences Holdings, Inc. (the “Company”) was founded on July 25, 2017 as Harmony Biosciences II, LLC, a Delaware limited liability company, and the Company converted to a Delaware corporation named Harmony Biosciences II, Inc. on September 19, 2017. On February 3, 2020, the Company changed its name to Harmony Biosciences Holdings, Inc. The Company is a holding company and has no operations. The Company’s operations are conducted in its wholly owned subsidiary, Harmony. The Company is a commercial-stage pharmaceutical company focused on developing and commercializing innovative therapies for patients living with rare neurological disorders who have unmet medical needs. The Company is headquartered in Plymouth Meeting, Pennsylvania.

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

2. LIQUIDITY AND CAPITAL RESOURCES

The unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $480,809 and $488,195, as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the Company had cash and cash equivalents of $141,169.

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

The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of March 31, 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and condensed consolidated statements of operations and comprehensive income (loss) and the condensed consolidated statements of convertible preferred stock and shareholders’ equity (deficit) for the three months ended March 31, 2021 and 2020, are unaudited. The balance sheet as of December 31, 2020 was derived from audited financial statements as of and for the year ended December 31, 2020. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of the Company’s financial position as of March 31, 2020, and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and note disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2020. The balance sheet data as of December 31, 2020 was derived from the Company’s audited financial statements for the year ended December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the Condensed Consolidated Financial Statements, including the notes thereto, and elsewhere in this report.  Uncertainties related to the magnitude and duration of COVID-19, the extent to which it will impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending and health insurance coverage, the speed of the anticipated recovery and governmental and business reactions to the pandemic have increased the complexity of developing these estimates, including the carrying amounts of long-lived assets, and the intangible asset. Actual results may differ significantly from our estimates, including as a result of COVID-19.

Fair Value of Financial Instruments

The Company’s unaudited condensed consolidated financial statements include cash, cash equivalents, accounts payable, and accrued liabilities, all of which are short term in nature and, accordingly, approximate fair value. Additionally, prior to the IPO, the Company’s condensed consolidated financial statements included a warrant liability that was carried at fair value and was re-measured at each balance sheet date until it would be exercised or expired. In connection with the IPO, the Warrants were re-evaluated under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 Distinguishing Liabilities from Equity and reclassified to equity. See Note 13 for a further discussion of the warrants.

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

	As of
	March 31, 2021	December 31, 2020
Cash and cash equivalents	$141,169	$228,631
Restricted cash	750	750
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$141,919	$229,381

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

The Company is also subject to credit risk from its trade receivables related to its product sales. The Company monitors its exposure within accounts receivable and records a reserve against uncollectible accounts receivable as necessary. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. As of March 31, 2021, three customers accounted for 100% of gross accounts receivable, Caremark LLC (“CVS Caremark”), which accounted for 34% of gross accounts receivable; PANTHERx Specialty Pharmacy LLC (“Pantherx”), which accounted for 36% of gross accounts receivable; and Accredo Health Group, Inc. (“Accredo”), which accounted for 30% of gross accounts receivable. As of December 31, 2020, three customers accounted for 100% of gross accounts receivable, CVS Caremark, which accounted for 44% of gross accounts receivable; Pantherx, which accounted for 23% of gross accounts receivable; and Accredo, which accounted for 33% of gross accounts receivable.

For the three months ended March 31, 2021, three customers accounted for 100% of gross product revenues; CVS Caremark accounted for 35% of gross product revenues; Pantherx accounted for 38% of gross product revenues; and Accredo accounted for 27% of gross product revenues. For the three months ended March 31, 2020 three customers accounted for 100% of gross product revenues; CVS Caremark accounted for 42% of gross product revenues; Pantherx accounted for 35% of gross product revenues; and Accredo accounted for 23% of gross product revenues.

The Company depends on a single source supplier for its product and active pharmaceutical ingredient.

Cost of Product Sold

Cost of product sold includes manufacturing and distribution costs, the cost of drug substance, FDA program fees, royalties due to third parties on net product sales, freight, shipping, handling, storage costs, and salaries of employees involved with production. The Company began capitalizing inventory upon FDA approval of WAKIX®. Excluded from cost of product sold shown and included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss is amortization of acquired developed technology of $4,579 and $1,786 for the three months ended March 31, 2021 and 2020, respectively.

Advertising Expenses

We expensed the costs of advertising, including promotional expenses, as incurred. Advertising expense was $1,653 and $2,454 for the three months ended March 31, 2021 and 2020, respectively.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference rates but does not expect a significant impact to our condensed consolidated financial statements.

4. INVENTORY

Inventory, net consisted of the following:

	As of
	March 31, 2021	December 31, 2020
Raw materials	$773	$396
Work in process	1,585	2,660
Finished goods	2,356	941
Inventory, gross	4,714	3,997
Reserve for obsolescence	(309)	(174)
Total inventory, net	$4,405	$3,823

5. INTANGIBLE ASSETS

On August 15, 2019, the Company received FDA approval of WAKIX (pitolisant) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 associated with the License Agreement (discussed below) which the Company capitalized as an intangible asset and paid in November of 2019. The Company determined a useful life of 10 years for such intangible asset, and, as of December 31, 2020 the remaining useful life was 8.5 years. Prior to this event, all other milestones associated with the License Agreement were expensed through research and development as they did not meet the criteria to be recognized as an intangible asset.

On October 13, 2020, the Company received notice that the FDA approved the New Drug Application (“NDA”) for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 associated with the License Agreement which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for such intangible asset, and, as of December 31, 2020 the remaining useful life was 8.5 years. Amortization expense for the three months ended March 31, 2021 and 2020 was $4,579 and $1,786, respectively and is recorded in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

The Company expects the future annual amortization expense for the unamortized intangible assets to be as follows:

Years ending December 31,
2021 (excluding the three months ended March 31, 2021)	$13,927
2022	18,569
2023	18,569
2024	18,569
2025	18,569
Total	$88,203

The gross carrying amount and net book value of the intangible assets is as follows:

	As of
	March 31, 2021	December 31, 2020
Gross Carrying Amount	$175,000	$175,000
Accumulated Amortization	(17,236)	(12,657)
Net Book Value	$157,764	$162,343

6. LICENSE AGREEMENT

On July 28, 2017, Harmony entered into the License Agreement (“the License Agreement”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby Harmony acquired the exclusive right to commercialize the pharmaceutical compound pitolisant for the treatment, and/or prevention, of narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, and Parkinson’s disease as well as any other indications unanimously agreed by the parties in the United States and its territories. A milestone payment of $50,000 was due upon acceptance by the FDA of pitolisant’s NDA, which was achieved on February 12, 2019 and was expensed within research and development for the year ended December 31, 2019. A milestone payment of $77,000, which included a $2,000 fee that is described below, was due upon FDA approval of WAKIX (pitolisant) for treatment of EDS in adult patients with narcolepsy, which was achieved on August 14, 2019. The $2,000 payment and $75,000 milestone payment were paid in August and November 2019, respectively. In addition, a milestone payment of $102,000, which included a $2,000 fee was due upon the FDA approval of the NDA for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. The $2,000 payment was paid in October 2020 and a $100,000 milestone payment was paid in January 2021. An additional $40,000 milestone payment is due to Bioprojet upon WAKIX attaining $500,000 in aggregate net sales in the United States. The License Agreement also requires sales-based milestone payments, a fixed trademark royalty and a tiered royalty, all based on net sales, which become due and payable to Bioprojet on a quarterly basis. During the three months ended March 31, 2021 and 2020, the Company incurred $9,547 and $3,277, respectively, for sales-based, trademark and tiered royalties recognized as cost of product sold. As of March 31, 2021 and December 31, 2020, the Company had accrued $9,512 and $9,006, respectively, for sales-based, trademark and tiered royalties. At December 31, 2020, the Company had accrued $100,000 for the milestone payment to Bioprojet.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	March 31, 2021	December 31, 2020
Royalties due to third parties	9,512	9,006
Rebates and other sales deductions	9,492	7,803
Selling and marketing	1,891	1,905
Professional fees, consulting, and other services	1,478	1,081
Other expenses	1,006	746
Research and development	882	2,186
Milestone payment	$—	$100,000
	$24,261	$122,727

8. DEBT

Credit Agreements

On February 28, 2019, the Company entered into a multi-draw loan agreement with CRG Servicing LLC for an aggregate of $200,000 (the “CRG Loan”), which would have matured in March 2025. The CRG Loan bore a fixed rate of 12%. The CRG Loan required compliance with certain financial covenants. The Company could draw three tranches of the CRG Loan based on achieving specific milestones and dates. The Company could elect to pay the interest on the outstanding principal amount as follows: (i) only 7.5% of the 12% per annum in cash, paid quarterly, starting in March 2019, and (ii) 4.5% of the 12% per annum interest as compounded interest, added to the aggregate outstanding principal balance quarterly; the amount of any such compounded interest being a paid-in-kind loan.

As of December 31, 2019, the Company had borrowed $100,000, resulting in cash proceeds received of $94,816, net of issuance costs. The issuance costs of $5,184 were being amortized over the six-year loan term of the CRG Loan.

On January 9, 2020, the Company entered into a credit agreement with OrbiMed Royalty & Credit Opportunities, LP for an aggregate amount of $200,000 (the “OrbiMed Loan”), which matures in January 2026. Borrowings under the OrbiMed Loan are collateralized by all of the Company’s assets, excluding the intellectual property licensed through the License Agreement. The OrbiMed Loan bears an interest rate equal to the sum of (i) the greater of (a) 1-month LIBOR or (b) 2.00% per annum, plus (ii) 11.00% per annum, paid in cash monthly in arrears on the last day of each month starting in January 2020. At the time of prepayment or repayment of all or any portion of the principal of the OrbiMed Loan, the Company is required to pay an exit fee of 7.0% of the principal amount of the OrbiMed Loan prepaid, repaid, or required to be prepaid or repaid.  The Company recorded the exit fee as a liability and debt discount at the origination of the term loan.

In addition to entering into the OrbiMed Loan, the Company extinguished the CRG Loan which required a payoff amount of $120,893 consisting of principal repayment, interest, and exit fees. In connection with extinguishment of the CRG Loan, we recognized a loss on extinguishment of $22,639, which included an exit fee of $18,047 and the write-off of the remaining unamortized debt issuance costs of $4,592. The loss on extinguishment of debt was recorded in loss on debt extinguishment within the Company’s condensed consolidated statements of operations. The net cash received as a result of the transaction, less debt issuance costs of $5,804, was $73,313. These debt issuance costs will be amortized as additional interest expense over the six-year loan term of the OrbiMed Loan. The fair value of the OrbiMed loan as of March 31, 2021 was $260,328.

In connection with the OrbiMed Loan, the Company issued warrants (the “Warrants”) to OrbiMed Royalty & Credit Opportunities, LP on January 9, 2020. See Note 13 for further discussion of the Warrants. Pursuant to the Warrants, OrbiMed Royalty & Credit Opportunities, LP, may purchase up to 410,239 shares of the Company’s Common Stock for an initial exercise price of $16.10 at any time from the date of execution of the Warrants through the expiration date, defined within the Warrants as the earlier of (i) January 9, 2027 and (ii) the closing date of a Corporate Reorganization. The fair value of the Warrants using the Black-Scholes option-pricing model was $2,359 at January 9, 2020. The portion of the OrbiMed Loan proceeds allocated to the warrant liability resulted in a debt discount, which is presented in the condensed consolidated balance sheets as a direct deduction from the carrying value of the debt and is being amortized as additional interest expense over the six-year loan term of the OrbiMed Loan. The unamortized debt discount as of March 31, 2021 is $2,031 and is presented in the condensed consolidated balance sheets as a direct deduction from the carrying value of the debt.

The balances of the OrbiMed Loan as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Liability component - principal	$200,000	$200,000
Exit fee	14,000	14,000
Unamortized debt discount associated with the exit fee, debt financing costs and discount with warrant financing	(19,087)	(19,750)
Liability component - net carrying value	$194,913	$194,250

Interest expense related to the OrbiMed Loan and CRG Loan were included in interest expense, net in the Condensed Consolidated Statements of Operations as follows:

	For the Three Months Ended March 31,
	2021	2020
Interest on principal balance	$6,510	$6,214
Amortization of deferred financing costs	664	340
Total term loan interest expense	$7,174	$6,554

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

The terms of the lease payments provide for rental payments on a monthly basis and on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. In addition, tenant improvement allowances recorded are amortized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense was $136 for the three months ended March 31, 2021, compared to $204 for the three months ended March 31, 2020. The following table sets forth the lease payment obligations as of March 31, 2021, for the periods indicated below:

Years ending December 31,
2021 (excluding the three months ended March 31, 2021)	$401
2022	875
2023	892
2024	334
2025	—
Thereafter	—
Total	$2,502

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

Series A Preferred Stock

On September 22, 2017, the Company issued 270,000,000 shares of Series A convertible preferred stock for a purchase price of $1.00 per share, or $270,000 in the aggregate. On January 8, 2018, the Company issued an additional 15,000,000 shares of Series A convertible preferred stock for a purchase price of $1.00 per share, or $15,000 in the aggregate. As of March 31, 2020, there were 286,000,000 Series A convertible preferred stock authorized of which 285,000,000 were issued and outstanding. Each outstanding share of Series A convertible preferred stock accrued dividends at 10% per annum of the Series A original issue price, subject to adjustment for stock splits, combinations, recapitalizations, stock dividends and similar transactions. Preferred dividends on the Series A convertible preferred stock were cumulative and were compounded annually.

Series B Preferred Stock

On January 8, 2018, the Company issued 8,000,000 shares of Series B convertible preferred stock for a purchase price of $1.25 per share, or $10,000 in the aggregate. As of March 31, 2020, there were 8,030,000 shares of Series B convertible preferred stock authorized, of which 8,000,000 were issued and outstanding. Each outstanding share of Series B convertible preferred stock accrued dividends at 10% per annum of the Series B original issue price, subject to adjustment for stock splits, combinations, recapitalizations, stock dividends and similar transactions. Preferred dividends on the Series B convertible preferred stock were cumulative and were compounded annually.

Series C Preferred Stock

On August 9, 2019, the Company issued 25,510,205 shares of Series C convertible preferred stock for a purchase price of $1.96 per share, or $50,000 in the aggregate. As March 31, 2020, there were 25,600,000 shares of Series C convertible preferred stock authorized, of which 25,510,205 were issued and outstanding. Each outstanding share of Series C convertible preferred stock accrued dividends at 10% per annum of the Series C original issue price, subject to adjustment for stock splits, combinations, recapitalizations, stock dividends and similar transactions. Preferred dividends on the Series C convertible preferred stock were cumulative and were compounded annually.

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

12. STOCK INCENTIVE PLAN AND STOCK-BASED COMPENSATION

Stock Incentive Plan

On August 7, 2017, the Company adopted an equity incentive plan (the “2017 Plan”). Under the 2017 Plan, directors, officers, employees, consultants, and advisors of the Company can be paid incentive compensation measured by the value of the Company’s common shares through grants of stock options, stock appreciation rights (“SARs”), or restricted stock.

In connection with the Company’s IPO, the board of directors adopted, and its stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”), in order to facilitate the grant of cash and equity incentives to directors, employees (including the Company’s named executive officers) and consultants of the Company and its subsidiaries. Upon the effectiveness of the 2020 Plan, no further grants will be made under the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of outstanding awards granted under it. The 2020 Plan provides for the grant of stock options, including incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”), SARs, restricted stock, dividend equivalents, restricted stock units (“RSUs”) and other stock or cash-based awards.

Stock options and stock appreciation rights under the 2017 Plan and the 2020 Plan have a 10-year contractual term and vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). RSUs vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan).

Changes in stock options granted under the 2017 and 2020 Plans for the three months ended March 31, 2021 is as follows:

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Awards outstanding—December 31, 2020	5,210,832	$17.66	8.63
Awards issued	1,112,606	$35.44
Awards exercised	(1,837)	$8.22
Awards forfeited	(55,690)	$8.22
Awards outstanding—March 31, 2021	6,265,911	$20.90	8.65

Changes in SARs granted under the 2017 Plan for the three months ended March 31, 2021 is as follows:

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Awards outstanding—December 31, 2020	49,294	$9.24	8.29
Awards issued	—	$—
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—March 31, 2021	49,294	$9.24	8.04

Changes in RSUs granted under the 2020 Plan for the three months ended March 31, 2021 is as follows:

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Awards outstanding—December 31, 2020	—	$—	—
Awards issued	60,000	$29.03
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—March 31, 2021	60,000	$29.03	10.00

As of March 31, 2021 and December 31, 2020, stock awards issued under the 2017 and 2020 Plans of 1,143,791 and 987,538 common shares, respectively, were vested. The Company has elected early adoption of ASU No. 2016-09 to recognize forfeitures as they occur. As a result of the adoption, for the three months ended March 31, 2020 the Company reversed $10 out of stock-based compensation previously recorded.

Value of Stock Options and SARs

The Company has valued awards for each of the plans included herein using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on historical volatility of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. For SARs, the expected term is based upon the weighting of certain future events. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for the time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The assumptions used to value the awards are summarized in the following table.

	As of
	March 31, 2021	December 31, 2020
Dividend yield	0.00%	0.00%
Expected volatility	60.00%	55.00 - 95.80%
Risk-free interest rate	0.66 - 1.19%	0.32 - 0.56%
Lack of marketability discount	0.00%	0.00 - 20.48%
Expected term (years)	4.9 - 6.3	5.4 - 6.5

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted average per share fair value of awards issued under the 2017 Plan and 2020 Plan was $11.99 and $10.06 on March 31, 2021 and December 31, 2020, respectively.

Stock-based compensation expense, net was $3,251 and $475 for the three months ended March 31, 2021 and 2020, respectively, and was recorded in the condensed consolidated statements of operations and comprehensive loss in the following line items:

	For the Three Months Ended March 31,
	2021	2020
Research and development expense	$420	$80
Sales and marketing expense	620	108
General and administrative expense	2,211	287
	$3,251	$475

Options and RSUs issued under the 2017 Plan and 2020 Plan are reflected as a component of equity in these condensed consolidated financial statements. Stock appreciation rights are reflected as other non-current liability. The Company will recognize compensation expense for these awards as summarized in the following table.

Years Ending December 31,	Stock Compensation Expense
2021 (excluding the three months ended March 31, 2021)	$12,920
2022	16,867
2023	15,880
2024	14,900
2025	5,831

13. WARRANTS

In connection with the OrbiMed Loan, the Company issued Warrants to OrbiMed Royalty & Credit Opportunities, LP on January 9, 2020. Pursuant to the Warrants, OrbiMed Royalty & Credit Opportunities, LP, may purchase up to 410,239 shares of the Company’s Common Stock for an initial exercise price of $16.10 at any time from the date of execution of the Warrants through the expiration date, defined within the Warrants as the earlier of (i) January 9, 2027 and (ii) the closing date of a Corporate Reorganization. The fair value of the Warrants using the Black-Scholes option-pricing model was $2,359 on January 9, 2020 and was initially recorded as a warrant liability which was included in warrant liability in the condensed consolidated balance sheet. The portion of the OrbiMed Loan proceeds allocated to the warrant liability resulted in a debt discount, which is presented in the condensed consolidated balance sheets as a direct deduction from the carrying value of the debt and is being amortized as additional interest expense over the six-year loan term of the OrbiMed Loan. The unamortized debt discount as of March 31, 2021 and December 31, 2020 was $2,031 and $2,102, respectively, and is presented in the condensed consolidated balance sheet as a direct deduction from the carrying value of the debt. During the three months ended March 31, 2020, a loss of $1,146 was recorded in other expense in the condensed consolidated statements of operations due to the change in the fair value of the warrant liability. See Note 15 for the fair value of the Warrants.

In connection with the IPO, the financial instrument underlying the warrants was converted from the Company’s Series C Preferred Stock to the Company’s Common Stock.  As a result of this conversion the Warrants were re-evaluated under ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging and reclassified to equity.

14. EARNINGS PER SHARE

For the three months ended March 31, 2020, the Company used the two-class method to compute net loss per common share because the Company has issued securities (convertible preferred stock) that entitle the holder to participate in dividends and earnings of the Company. Under this method, net income is reduced by the amount of any dividends earned and the accretion of convertible preferred stock to its redemption value during the period. The remaining earnings (undistributed earnings) are allocated to common stock and each series of convertible preferred stock to the extent that each preferred security may share in the earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses.

The Company has reported a net loss for the three months ended March 31, 2020, and the weighted average number of shares utilized for basic and diluted net loss per share attributable to common stockholders are the same for these periods because all convertible preferred stock and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact. Additionally, the fair value adjustment for the warrants was excluded from the computation of diluted net loss for the three months ended March 31, 2020 since the additional income would have an antidilutive impact.

The Company has reported net income for the three months ended March 31, 2021. Diluted net income (loss) per common share is computed under the treasury stock method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, stock appreciation rights, restricted stock units and warrants. In addition, the Company analyzes the potential dilutive effects of the outstanding convertible preferred stock under the ‘if-converted’ method when calculating diluted earnings per share, in which it is assumed that the outstanding convertible preferred stock converts into common stock at the beginning of the period or when issued if later. The Company reports the more dilutive of the approaches (treasury stock or ‘if converted’) as their diluted net income per share during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	For the Three Months Ended March 31,
	2021	2020
Numerator
Net income (loss)	$7,386	$(38,620)
Accumulation of dividends on preferred stock	—	(10,445)
Net income (loss) available to common shareholders	$7,386	$(49,065)
Denominator
Net income (loss) per common share - basic	$0.13	$(6.30)
Net income (loss) per common share - diluted	$0.13	$(6.30)
Weighted average number of shares of common stock - basic	56,891,451	7,790,667
Weighted average number of shares of common stock - diluted	58,805,285	7,790,667

Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	For the Three Months Ended March 31,
	2021	2020
Stock options, SARs, and RSUs to purchase common stock	1,691,882	—
Warrants	221,953	—
Total	1,913,835	—

Potential common shares issuable upon conversion of preferred stock, exercise of stock options, and exercise of warrants that are excluded from the computation of diluted weighted-average shares outstanding as well as the warrant fair value adjustments excluded from the numerator are as follows:

	For the Three Months Ended March 31,
	2021	2020
Stock options, SARs, and RSUs to purchase common stock	4,683,323	2,413,507
Convertible preferred stock	—	39,141,451
Warrants	188,286	410,239
Total	4,871,609	41,965,197

Adjustment for warrants	$—	$1,146

15. FINANCIAL INSTRUMENTS

The Company primarily applies the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to its valuation techniques used to determine the fair value of financial instruments during the three months ended March 31, 2021. The Company’s financial assets and liabilities which are measured at fair value on a recurring basis were comprised of cash, cash equivalents, and restricted cash of $141,919 and $229,381 as of March 31, 2021 and December 31, 2020, respectively, based on Level 1 inputs.

The Company estimates the fair value of the warrant liability using the Black-Scholes option-pricing model at each balance sheet date or when specific events occur. As discussed in Note 13, in connection with the Company’s IPO the warrant fair value was updated on August 19, 2020 with the change in fair value recorded in current period earnings as other expense in the condensed consolidated statement of operations and reclassified to equity. During the three months ended March 31, 2020, a loss of $1,146 was recorded in general and administrative expense in the condensed consolidated statements of operations due to the change in the fair value of the warrant liability.

16. RELATED-PARTY TRANSACTIONS

The Company was party to a management agreement for professional services provided by a related party, Paragon Biosciences, LLC (“Paragon”). The related party is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors was the President and owner of the entity. For the three months ended March 31, 2021 and 2020, respectively, the Company incurred $71 and $1,730, respectively, in management fee expense and other expenses to this related party, which are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The Company terminated the Management Services Agreement upon the consummation of its IPO. The Company is also party to a right of use agreement with the related party whereby it has access to and the right to use certain office space leased by the related party in Chicago, Illinois. In addition, the Company had participated in certain transactions with separate related parties that also share common ownership with the Company, primarily related to combined employee health plans. As of March 31, 2021 and December 31, 2020, respectively, the amounts from related parties included in prepaid expenses and other assets was $23 and $1, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We plan to pursue label expansion for WAKIX in narcolepsy in pediatric patients and engage with the FDA in pursuit of pediatric exclusivity. Our strategic partner, Bioprojet is evaluating pitolisant in pediatric patients with narcolepsy in a Phase 3 trial. Bioprojet amended the protocol and increased the number of patients in the trial which has pushed out the timeline for trial completion and read out of the data. We and Bioprojet have decided to wait for the read out of the data to inform how best to advance the pediatric narcolepsy program. We believe that our strategic decision to wait for this data before advancing the pediatric program is the most prudent and thoughtful path forward from a development and financial perspective.  In the meantime, we are continuing to evaluate regulatory strategies with regard to obtaining pediatric exclusivity. We anticipate providing an update on the path forward in the coming months.

We believe that pitolisant’s ability to regulate histamine gives it the potential to provide therapeutic benefit in other rare neurological disorders that are mediated through H3 receptors and histamine signaling. Beyond narcolepsy, we are initially focusing on the treatment of EDS associated with Prader-Willi Syndrome (“PWS”) and myotonic dystrophy, otherwise known as dystrophia myotonica (“DM”). In December 2020, we initiated a Phase 2 clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS and anticipate topline results from this trial in the first half of 2022. We are also planning to commence a Phase 2 clinical trial in adult patients with DM1 in the first half of 2021, with topline results expected in the second half of 2022. Beyond these indications, we intend to further explore pitolisant in other rare neurological disorders in which fatigue and cognitive impairment are prominent symptoms with significant impact on daily functioning.

We also seek to expand our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients with neurological disorders. We intend to target assets that will be complementary to WAKIX and our expanding list of potential new indications for WAKIX, and/or assets that will allow us to further leverage the expertise and infrastructure that we have successfully built at Harmony.

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

Our operating subsidiary, Harmony Biosciences, LLC, was formed in May 2017. We were formed in July 2017 as Harmony Biosciences II, LLC, a Delaware limited liability company, and we converted to a Delaware corporation named Harmony Biosciences II, Inc. in September 2017. In February 2020, we changed our name to Harmony Biosciences Holdings, Inc. Our operations to date have consisted of building and staffing our organization, acquiring the rights to pitolisant, raising capital, opening an investigational new drug applications (“IND”) for pitolisant in narcolepsy, initiating an Expanded Access Program (“EAP”) for pitolisant for appropriate patients with narcolepsy in the United States, preparing and submitting our NDA for pitolisant, gaining NDA approval for WAKIX for the treatment of EDS or cataplexy in adult patients with narcolepsy, and launching and commercializing WAKIX in the United States. In addition, we have opened INDs for development programs in PWS and DM and have initiated, or intend to initiate, clinical trials in PWS, DM and pediatric narcolepsy to pursue potential new indications.

Liquidity and Sources of Funding

For the three months ended March 31, 2021, we generated $59.7 million of net product revenues. We have financed our operations primarily with (a) proceeds from sales of our convertible preferred stock, (b) borrowings under (i) our multi-draw term loan agreement (the “Loan Agreement”) with CRG Servicing LLC (“CRG”) and (ii) our credit agreement (the “Credit Agreement”) with OrbiMed Royalty & Credit Opportunities III, LP (“OrbiMed”), and (c) proceeds from our initial public offering (“IPO”) in August 2020. As of March 31, 2021, we had cash, cash equivalents and restricted cash of $141.9 million and accumulated deficit of $480.8 million. As of March 31, 2021, we had outstanding debt, net of issuance costs, of $194.9 million.

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

Commercial Launch Metrics

As of March 31, 2021, over 2,700 unique healthcare professionals (“HCPs”) (out of a total of approximately 8,000 HCPs who treat approximately 90% of diagnosed narcolepsy patients) have prescribed WAKIX since it became available in November 2019. The average number of patients on WAKIX at March 31, 2021 was approximately 2,800. Additionally, as of March 31, 2021, we have secured formulary access for approximately 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States. Within these covered lives, we have observed favorable access to WAKIX subsequent to the expanded approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020.

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

Supply Chain

We currently expect to have adequate supply of WAKIX through the third quarter of 2022, with additional API on-hand inventory to support 18 to 24 months beyond this time frame. We are working closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic. We believe that our access to the required production lines to produce additional API and WAKIX finished product throughout the next 12-18 months will not be directly impacted by the potential need to reprioritize manufacturing resources due to the production of materials utilized for COVID-19 vaccines.

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

Financial Operations Overview

Revenue

We did not generate any revenue from inception until the fourth quarter of 2019. Our current product, WAKIX, was approved by the FDA for the treatment of EDS in adult patients with narcolepsy in August 2019, became commercially available in November 2019 and was approved by the FDA for the treatment of cataplexy in adult patients with narcolepsy in October 2020. For the three months ended March 31, 2021 and 2020, we had $59.7 million and $19.8 million, respectively, of net product revenue. The increase was due to the growing commercial sales of WAKIX which was launched on November 1, 2019 and the price increase of WAKIX in connection with the cataplexy indication approval in the fourth quarter of 2020.

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

Cost of Product Sales

Cost of product sales includes manufacturing and distribution costs, the cost of the drug substance, FDA program fees, royalties due to third parties on net product sales, freight, shipping, handling, storage costs and salaries of employees involved with production. We began capitalizing inventory upon FDA approval of WAKIX. Excluded from cost of product sold is amortization of acquired developed technology of $4.6 million and $1.8 million in the three months ended March 31, 2021 and 2020, respectively.

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

The shelf life of our product is three years from date of manufacture, with the earliest expiration of current inventory expected to be May 2022. We regularly review our inventory for obsolescence and expect write-offs from time to time. We will continue to assess obsolescence in future periods as demand for WAKIX and the rate of inventory turnover evolves.

Research and Development Expenses

Our research and development expenses have been applied toward the license of the rights to pitolisant, the conduct of an Expanded Access Program (“EAP”) to provide appropriate patients with pitolisant at no cost as part of a clinical trial to assess safety prior to the approval of WAKIX, the preparation of the NDA, and the initiation of development programs for potential new indications for pitolisant in patients with PWS and DM. We also have research and development expenses related to our team of Medical Science Liaisons (“MSLs”) who interact with key opinion leaders, with a focus on the science, the role of histamine in sleep-wake state stability and the novel mechanism of action of pitolisant. In addition, our MSLs support our market access team with clinical data presentations to payors upon request. Research and development costs are expensed as incurred. We have significantly increased our research and development efforts as we advance our clinical programs in PWS and DM, and assess other product candidates to expand our pipeline. Research and development expenses include:

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

Currently, WAKIX is our only product and we do not currently track our internal research and development expenses on an indication-by-indication basis. A significant portion of our research and development costs are external costs, such as fees paid to CROs and CMOs, central laboratories, contractors, and consultants in connection with our clinical development activities. Internal expenses primarily relate to personnel, early research and consumable costs, which are deployed across multiple programs.

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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of any additional indications for pitolisant or other product candidates that we move forward for regulatory approval. There are numerous risks and uncertainties associated with developing product candidates, including uncertainty related to:

•	the duration, costs and timing for clinical trials of our current development programs and any further clinical trials related to new product candidates;
•	the sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
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

Sales and Marketing Expenses

Our sales and marketing expenses have primarily been limited to the market development and launch activities of WAKIX for the treatment of EDS or cataplexy in adult patients with narcolepsy. Market development and commercial launch activities account for a significant portion of the overall company operating expenses and are expensed as they are incurred. Our sales and marketing expenses are increasing in the near- and mid-term to support our indications for the treatment of EDS or cataplexy in adult patients with narcolepsy and to expand our portfolio with the anticipated growth from potential additional indications.

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

Paragon Agreements

We were party to a management services agreement (the “Management Services Agreement”) with Paragon Biosciences, LLC (“Paragon”), effective on September 22, 2017 through the consummation of our IPO, pursuant to which Paragon provided us with certain professional services. In exchange for services provided to us under the Management Services Agreement, we paid Paragon a management fee of $0.3 million per each calendar month.

We are also party to a right-of-use agreement with Paragon whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. For the three months ended March 31, 2021, we paid de minimis fees pursuant to this agreement.

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

Results of Operations

The following table sets forth selected items in our condensed consolidated statements of operations for the periods presented:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Net product revenue	$59,674	$19,840
Cost of product sales	10,409	3,474
Gross profit	49,265	16,366
Operating expenses:
Research and development	4,679	3,431
Sales and marketing	15,506	13,254
General and administrative	14,547	9,290
Total operating expenses	34,732	25,975
Operating income (loss)	14,533	(9,609)

Loss on debt extinguishment	—	(22,639)
Other expense, net	(20)	—
Interest expense, net	(7,127)	(6,372)
Net income (loss) before provision for income taxes	7,386	(38,620)
Provision for income taxes	—	—
Net income (loss)	$7,386	$(38,620)

Net Product Revenue

Net product revenue increased by $39.8 million, or 200.8%, for the three months ended March 31, 2021 compared to the same period in 2020.  The increase was due to the growing commercial sales of WAKIX which was launched on November 1, 2019 and the price increase of WAKIX in connection with the cataplexy indication approval in the fourth quarter of 2020.

Cost of Product Sales

Cost of product sales increased by $6.9 million, or 199.6%, for the three months ended March 31, 2021 compared to the same period in 2020.  The increase was due to the growing commercial sales of WAKIX, which was launched on November 1, 2019. Cost of product sales is primarily comprised of the royalty payment to Bioprojet.

Research and Development Expenses

Research and development expenses increased by $1.2 million, or 36.4%, for the three months ended March 31, 2021 as compared to the same period in 2020.  The increase was primarily due to clinical development work associated with PWS and DM.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.3 million, or 17.0%, for the three months ended March 31, 2021 as compared to the same period in 2020. The increase was primarily due to patient engagement and marketing activities.

General and Administrative Expenses

General and administrative expenses increased by $5.3 million, or 56.6%, for the three months ended March 31, 2021 as compared to the same period in 2020. This is primarily due to intangible asset amortization of the milestone payment made in connection with the FDA’s approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020, stock compensation associated with new awards, and the additional cost of public company insurance, offset by fees paid to Paragon.

Loss on Debt Extinguishment

Loss on debt extinguishment decreased $22.6 million, or 100%, for the three months ended March 31, 2021 as compared to the same period in 2020 due to costs of extinguishment of debt during the period related to the prepayment of the Loan Agreement with CRG.

Other Expense, Net

Other expense remained relatively flat for the three months ended March 31, 2021, as compared to the same period in 2020.

Interest Expense, Net

Interest expense increased by $0.8 million, or 11.8%, for the three months ended March 31, 2021, as compared to the same period in 2020 primarily due to payment of interest on the Loan Agreement and amortization of debt issuance costs compared to the payment of interest on the Credit Agreement and amortization of debt issuance costs.

Income Taxes

For interim periods, we estimate the annual effective income tax rate and apply the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rate was 0.0% for all periods. Currently, we have recorded a full valuation allowance against our net deferred tax assets, primarily related to federal and state net operating losses.

Liquidity and Capital Resources

Overview

To date, we have financed our operations primarily with (a) proceeds from sales of our convertible preferred stock, (b) borrowings under (i) our Loan Agreement with CRG and (ii) our Credit Agreement with OrbiMed, and (c) the proceeds from our IPO. From our inception through March 31, 2021, we have received aggregate proceeds of $345.0 million from sales of our convertible preferred stock. On August 21, 2020, we completed the IPO of our common stock, in which we sold 6,151,162 shares of our common stock, including 802,325 shares of our common stock pursuant to the underwriters’ over-allotment option. The shares began trading on the Nasdaq Global Market on August 19, 2020. The shares were sold at a price of $24.00 per share for net proceeds of approximately $135.4 million. As of March 31, 2021, we had cash, cash equivalents and restricted cash of $141.9 million and accumulated deficit of $480.8 million. As of March 31, 2021, we had outstanding debt, net of issuance costs, of $194.9 million.

The condensed consolidated financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred operating losses and negative cash flows from operations since inception resulting in an accumulated deficit of $480.8 million as of March 31, 2021.

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

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$12,530	$(26,702)
Investing activities	(100,004)	-
Financing activities	12	73,762

Operating Activities

Net cash provided by operating activities increased to $12.5 million for the three months ended March 31, 2021 as compared to net cash used in operation activities of $26.7 million for the same period in 2020. This decrease was primarily attributable to company revenue growth and net income associated with the commercialization of WAKIX.

Net cash provided by operating activities for the three months ended March 31, 2021 consisted of our net income of $7.4 million adjusted for non-cash items of $3.3 million related to stock compensation expense and $4.6 million related to intangible amortization and fair value of warrants.

Net cash used in operating activities for the three months ended March 31, 2020 consisted of our net loss of $38.6 million adjusted for non-cash items of $22.6 million associated with loss on extinguishment of debt and $3.0 million related to intangible amortization and fair value of warrants. Net working capital excluding cash decreased by $14.6 million due to company growth and the commercial launch of WAKIX.

Investing Activities

Net cash used in investing activities increased to $100.0 million for the three months ended March 31, 2021 as compared to $0.0 million for the same period in 2020. This change was primarily attributable to the $100.0 million milestone payment associated with the Bioprojet License Agreement.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $0.0 million, as compared to $73.7 million for the same period in 2020.  This change was primarily attributable to $194.2 million associated with the OrbiMed Credit Agreement net of issuance, offset with $120.9 million of repayment and exit fees associated with the CRG Loan Agreement.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2021 and 2020, we did not have any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with GAAP, we evaluate our estimates and judgments on an ongoing basis.

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

We define our critical accounting policies as those under GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the quarter covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed, except as disclosed in Note 3 to the unaudited condensed consolidated financial statements contained herein.

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

A reconciliation of GAAP net loss to non-GAAP adjusted net income (loss) appears in the table below (in thousands except share and per share data):

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$7,386	$(38,620)
Non-GAAP Adjustments:
Interest expense	7,127	6,372
Taxes	—	—
Depreciation	100	97
Amortization	4,579	1,786
EBITDA	19,192	(30,365)

Additional Non-GAAP Adjustments:
Stock-based compensation expense	3,251	368
Loss on debt extinguishment	—	22,639
Warrant expense	—	1,146
Non-GAAP adjusted net income (loss)	$22,443	$(6,212)

Accumulation of yield on preferred stock	—	(10,445)

Non-GAAP adjusted net income (loss) available to common stockholders	22,443	(16,657)

GAAP reported net income (loss) per diluted share	$0.13	$(6.30)
Non-GAAP adjusted net income (loss) per diluted share	$0.38	$(2.14)

Weighted average number of shares of common stock used in non-GAAP diluted per share	58,805,285	7,790,667

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2021, our cash and cash equivalents consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of March 31, 2021, we had $200.0 million in borrowings outstanding. The term loan bears interest at an interest rate of the greater of (a) LIBOR or (b) 2.00% per annum, plus 11.00% per annum. Based on the $200.0 million of principal outstanding as of March 31, 2021, an immediate 10% change in the Prime Rate would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three months ended March 31, 2021 or 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes from the risk factors described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Harmony Biosciences Holdings, Inc.	8-K	August 21, 2020	3.1
3.2	Amended and Restated Bylaws.	8-K	August 21, 2020	3.2
10.1+	Confidential Separation Agreement and General Release, between Harmony Biosciences, LLC and Susan L. Drexler, dated March 4, 2021.	8-K	March 10, 2021	10.1
10.2+	Employment Agreement, dated March 4, 2021, between Harmony Biosciences, LLC and Sandip Kapadia.	8-K	March 15, 2021	10.1
31.1*

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

					X
31.2*

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
101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021 formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

					X

*	Filed herewith.
**

Furnished herewith. This certification is deemed furnished, and not filed, with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Harmony Biosciences Holdings,

Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMONY BIOSCIENCES HOLDINGS, INC.

By:	/s/ John C. Jacobs
Name:	John C. Jacobs
Title: Date:	President, Chief Executive Officer and Director (principal executive officer) May 11, 2021

By:	/s/ Sandip Kapadia
Name:	Sandip Kapadia
Title: Date:	Chief Financial Officer (principal financial officer) May 11, 2021