Form 10-Q
period 2021-06-30
Harmony Biosciences Holdings, Inc.
filed 2021-08-10
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 5, 2021, there were 57,008,474 shares of the registrant’s common stock, par value $0.00001 value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,686	$228,631
Trade receivables, net	31,196	22,176
Inventory, net	4,951	3,823
Prepaid expenses	7,322	6,959
Other current assets	1,559	1,302
Total current assets	204,714	262,891
NONCURRENT ASSETS:
Property and equipment, net	944	938
Restricted cash	750	750
Intangible assets, net	153,135	162,343
Other noncurrent assets	152	152
Total noncurrent assets	154,981	164,183
TOTAL ASSETS	$359,695	$427,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$2,006	$2,556
Accrued compensation	6,043	8,942
Accrued expenses	26,653	122,727
Other current liabilities	1,893	314
Total current liabilities	36,595	134,539
NONCURRENT LIABILITIES:
Long term debt, net	195,610	194,250
Other noncurrent liabilities	939	1,105
Total noncurrent liabilities	196,549	195,355
TOTAL LIABILITIES	233,144	329,894
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.00001 par value; 10,000,000 shares and 0 shares authorized at June 30, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock—$0.00001 par value; 500,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 57,000,139 shares and 56,890,569 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid in capital	593,242	585,374
Accumulated deficit	(466,692)	(488,195)
TOTAL STOCKHOLDERS’ EQUITY	126,551	97,180
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$359,695	$427,074

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net product revenues	$73,821	$38,005	$133,495	$57,845
Cost of product sold	12,687	6,456	23,097	9,930
Gross profit	61,134	31,549	110,398	47,915
Operating expenses:
Research and development	6,498	4,169	11,177	7,600
Sales and marketing	17,022	12,443	32,529	25,697
General and administrative	14,302	7,628	28,848	15,772
Total operating expenses	37,822	24,240	72,554	49,069
Operating income (loss)	23,312	7,309	37,844	(1,154)
Loss on debt extinguishment	—	—	—	(22,639)
Other income (expense), net	4	(400)	(15)	(1,546)
Interest expense, net	(7,227)	(6,936)	(14,354)	(13,308)
Income (loss) before income taxes	16,089	(27)	23,475	(38,647)
Income taxes	(1,972)	—	(1,972)	—
Net income (loss) and comprehensive income (loss)	$14,117	$(27)	$21,503	$(38,647)
Accumulation of dividends on preferred stock	—	(10,446)	—	(20,891)
Net income (loss) available to common stockholders	$14,117	$(10,473)	$21,503	$(59,538)
EARNINGS (LOSS) PER SHARE:
Basic	$0.25	$(1.34)	$0.38	$(7.63)
Diluted	$0.24	$(1.34)	$0.37	$(7.63)
Weighted average number of shares of common stock - basic	56,940,840	7,805,848	56,916,282	7,798,928
Weighted average number of shares of common stock - diluted	58,592,876	7,805,848	58,635,195	7,798,928

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance as of December 31, 2020	56,890,569	$1	$585,374	$(488,195)	$97,180
Net income	—	—	—	21,503	21,503
Exercise of stock options	109,570	—	660	—	660
Stock-based compensation	—	—	7,208	—	7,208
Balance as of June 30, 2021	57,000,139	$1	$593,242	$(466,692)	$126,551

	Common Stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	deficit	(deficit)
Balance as of March 31, 2021	56,892,406	$1	$588,687	$(480,809)	$107,879
Net income	—	—	—	14,117	14,117
Exercise of options	107,733	—	648	—	648
Stock-based compensation	—	—	3,907	—	3,907
Balance as of June 30, 2021	57,000,139	$1	$593,242	$(466,692)	$126,551

	Convertible Preferred Stock Series A, B, & C		Common Stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance as of December 31, 2019	318,510,205	$411,275	7,787,470	$—	$—	$(422,862)	$(422,862)
Net loss	—	—	—	—	—	(38,647)	(38,647)
Preferred stock dividend, Series A	—	17,688	—	—	(1,048)	(16,640)	(17,688)
Preferred stock accretion, Series A	—	1,551	—	—	—	(1,551)	(1,551)
Preferred stock dividend, Series B	—	604	—	—	—	(604)	(604)
Preferred stock accretion, Series B	—	12	—	—	—	(12)	(12)
Preferred stock dividend, Series C	—	2,599	—	—	—	(2,599)	(2,599)
Preferred stock accretion, Series C	—	280	—	—	—	(280)	(280)
Exercise of stock options	—	—	30,553	—	251	—	251
Stock-based compensation	—	—	—	—	797	—	797
Repurchase and cancellation of common units	—	—	(12,175)	—	–	(167)	(167)
Balance as of June 30, 2020	318,510,205	$434,009	7,805,848	$—	$—	$(483,362)	$(483,362)

	Convertible Preferred Stock Series A, B, & C		Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares (1)	Amount	capital	deficit	deficit
Balance as of March 31, 2020	318,510,205	$422,642	7,805,848	$—	$—	$(472,330)	$(472,330)
Net loss	—	—	—	—	—	(27)	(27)
Preferred stock dividend, Series A	–	8,844	—	—	(529)	(8,315)	(8,844)
Preferred stock accretion, Series A	—	775	—	—	—	(775)	(775)
Preferred stock dividend, Series B	—	302	—	—	—	(302)	(302)
Preferred stock accretion, Series B	—	6	—	—	—	(6)	(6)
Preferred stock dividend, Series C	—	1,300	—	—	—	(1,300)	(1,300)
Preferred stock accretion, Series C	—	140	—	—	—	(140)	(140)
Exercise of options	—	–	12,175	—	100	—	100
Stock-based compensation	—	–	—	—	429	—	429
Repurchase and cancellation of common units	—	—	(12,175)	—	—	(167)	(167)
Balance as of June 30, 2020	318,510,205	$434,009	7,805,848	$—	$—	$(483,362)	$(483,362)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21,503	$(38,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	200	194
Intangible amortization	9,208	3,693
Stock-based and employee stock purchase compensation expense	7,208	797
Stock appreciation rights market adjustment	(130)	139
Warrant expense	—	1,584
Debt issuance costs amortization	1,361	680
Loss on debt extinguishment	—	22,639
Change in operating assets and liabilities:
Trade receivables	(9,019)	(10,984)
Inventory	(1,128)	(995)
Prepaid expenses and other assets	(622)	(2,987)
Other non-current assets	—	789
Trade payables	(550)	(4,287)
Accrued expenses and other current liabilities	2,606	5,456
Other non-current liabilities	(37)	59
Net cash provided by (used in) operating activities	30,600	(21,870)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(205)	(2)
Milestone and acquisition of intangible asset	(100,000)	—
Net cash used in investing activities	(100,205)	(2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	—	200,000
Debt issuance costs	—	(5,804)
Extinguishment of debt	—	(102,538)
Extinguishment of debt exit fees	—	(18,047)
Proceeds from exercised options	660	251
Repurchase of common stock	—	(167)
Net cash provided by financing activities	660	73,695
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(68,945)	51,823
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	229,381	25,207
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$160,436	$77,030
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$13,092	$12,698
Cash paid during the year for milestones	100,000	—
Supplemental Disclosures of Noncash Investing and Financing Activities:
Series A Preferred Stock accrued return	—	17,688
Series A accretion of issuance costs	—	1,551
Series B Preferred Stock accrued return	—	604
Series B accretion of issuance costs	—	12
Series C Preferred Stock accrued return	—	2,599
Series C accretion of issuance costs	—	280
Warrant financing	—	2,359

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company

Our operating subsidiary, Harmony Biosciences, LLC (“Harmony”), was formed on May 17, 2017. Harmony Biosciences Holdings, Inc. (the “Company”) was founded on July 25, 2017 as Harmony Biosciences II, LLC, a Delaware limited liability company, and the Company converted to a Delaware corporation named Harmony Biosciences II, Inc. on September 19, 2017. On February 3, 2020, the Company changed its name to Harmony Biosciences Holdings, Inc. The Company is a holding company and has no operations. The Company’s operations are conducted in its wholly owned subsidiary, Harmony. The Company is a commercial-stage, rare disease pharmaceutical company focused on developing and commercializing innovative therapies for patients living with rare neurological disorders who have unmet medical needs. The Company is headquartered in Plymouth Meeting, Pennsylvania.

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

2. LIQUIDITY AND CAPITAL RESOURCES

The unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $466,692 and $488,195, as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the Company had cash and cash equivalents of $159,686.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and the condensed consolidated statements of operations and comprehensive income (loss) and the condensed consolidated statements of convertible preferred stock and shareholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020, are unaudited. The balance sheet as of December 31, 2020 was derived from audited financial statements as of and for the year ended December 31, 2020. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021, and the results of its operations and its cash flows for the three and six months ended June 30, 2021 and 2020. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and note disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2020.

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

Fair Value of Financial Instruments

The Company’s unaudited condensed consolidated financial statements include cash, cash equivalents, restricted cash, accounts payable, and accrued liabilities, all of which are short term in nature and, accordingly, approximate fair value. Additionally, prior to the IPO, the Company’s condensed consolidated financial statements included a warrant liability that was carried at fair value and was re-measured at each balance sheet date until it would be exercised or expired. In connection with the IPO, the Warrants were re-evaluated under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 Distinguishing Liabilities from Equity and reclassified to equity. See Note 13 for a further discussion of the warrants.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash consist of cash and, if applicable, highly liquid investments with an original maturity of three months or less when purchased, including investments in Money Market Funds. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that equal the amount reflected in the statements of cash flows.

	As of
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$159,686	$228,631
Restricted cash	750	750
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$160,436	$229,381

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

The Company is also subject to credit risk from its trade receivables related to its product sales. The Company monitors its exposure within accounts receivable and records a reserve against uncollectible accounts receivable as necessary. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. As of June 30, 2021, three customers accounted for 100% of gross accounts receivable; Caremark LLC (“CVS Caremark”), which accounted for 35% of gross accounts receivable; PANTHERx Specialty Pharmacy LLC (“Pantherx”), which accounted for 35% of gross accounts receivable; and Accredo Health Group, Inc. (“Accredo”), which accounted for 30% of gross accounts receivable. As of December 31, 2020, three customers accounted for 100% of gross accounts receivable; CVS Caremark, which accounted for 44% of gross accounts receivable; Pantherx, which accounted for 23% of gross accounts receivable; and Accredo, which accounted for 33% of gross accounts receivable.

For the six months ended June 30, 2021, three customers accounted for 100% of gross product revenues; CVS Caremark accounted for 37% of gross product revenues; Pantherx accounted for 35% of gross product revenues; and Accredo accounted for 28% of gross product revenues. For the six months ended June 30, 2020 three customers accounted for 100% of gross product revenues; CVS Caremark accounted for 42% of gross product revenues; Pantherx accounted for 33% of gross product revenues; and Accredo accounted for 25% of gross product revenues.

The Company depends on a single source supplier for its product and active pharmaceutical ingredient.

Cost of Product Sold

Cost of product sold includes manufacturing and distribution costs, the cost of drug substance, FDA program fees, royalties due to third parties on net product sales, freight, shipping, handling, storage costs, and salaries of employees involved with production. The Company began capitalizing inventory upon FDA approval of WAKIX® . Excluded from cost of product sold shown and included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss is amortization of acquired developed technology of $4,629 and $1,907 for the three months ended June 30, 2021 and 2020, respectively, and $9,208 and $3,693 for the six months ended June 30, 2021 and 2020, respectively.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued amended guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities in the balance sheet and disclosing key information about leasing arrangements. The new guidance clarifies the criteria for distinguishing between a finance lease and operating lease, as well as classification between the two types of leases, which is substantially unchanged from the previous lease guidance. Further, the new guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset, initially measured at the present value of the lease payments. For finance leases, a lessee should recognize interest on the lease liability separately from amortization of the right-of-use asset. For operating leases, a lessee should recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The new standard will become effective for the Company’s fiscal year ending December 31, 2021. The Company is currently assessing the impact of this amended guidance and the timing of adoption.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference rates but does not expect a significant impact to its condensed consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain

Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange.  The amendments are effective for annual periods beginning after December 15, 2021, including interim periods within those periods with early adoption permitted. The Company is currently evaluating the impact of adopting this new accounting guidance.

4. INVENTORY

Inventory, net consisted of the following:

	As of
	June 30, 2021	December 31, 2020
Raw materials	$712	$396
Work in process	2,361	2,660
Finished goods	2,013	941
Inventory, gross	5,086	3,997
Reserve for obsolescence	(135)	(174)
Total inventory, net	$4,951	$3,823

5. INTANGIBLE ASSETS

On August 15, 2019, the Company received FDA approval of WAKIX (pitolisant) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 associated with the License Agreement (discussed below) which the Company capitalized as an intangible asset and paid in November of 2019. The Company determined a useful life of 10 years for such intangible asset, and, as of June 30, 2021, the remaining useful life was 8.25 years. Prior to this event, all other milestones associated with the License Agreement were expensed through research and development as they did not meet the criteria to be recognized as an intangible asset.

On October 13, 2020, the Company received notice that the FDA approved the New Drug Application (“NDA”) for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 associated with the License Agreement which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for such intangible asset, and, as of June 30, 2021, the remaining useful life was 8.25 years. Amortization expense was $4,629 and $1,907 for the three months ended June 30, 2021 and 2020, respectively, and $9,208, and $3,693, for the six months ended June 30, 2021 and 2020 respectively, and is recorded in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

The Company expects the future annual amortization expense for the unamortized intangible assets to be as follows:

Years ending December 31,
2021 (excluding the six months ended June 30, 2021)	$9,285
2022	18,569
2023	18,569
2024	18,569
2025	18,569
Total	$83,561

The gross carrying amount and net book value of the intangible assets is as follows:

	As of
	June 30, 2021	December 31, 2020
Gross Carrying Amount	$175,000	$175,000
Accumulated Amortization	(21,865)	(12,657)
Net Book Value	$153,135	$162,343

6. LICENSE AGREEMENT

On July 28, 2017, Harmony entered into the License Agreement (“the License Agreement”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby Harmony acquired the exclusive right to commercialize the pharmaceutical compound pitolisant for the treatment, and/or prevention, of narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, and Parkinson’s disease as well as any other indications unanimously agreed by the parties in the United States and its territories. A milestone payment of $50,000 was due upon acceptance by the FDA of pitolisant’s NDA, which was achieved on February 12, 2019 and was expensed within research and development for the year ended December 31, 2019. A milestone payment of $77,000, which included a $2,000 fee that is described below, was due upon FDA approval of WAKIX (pitolisant) for treatment of EDS in adult patients with narcolepsy, which was achieved on August 14, 2019. The $2,000 payment and $75,000 milestone payment were paid in August and November 2019, respectively. In addition, a milestone payment of $102,000, which included a $2,000 fee was due upon the FDA approval of the NDA for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. The $2,000 payment was paid in October 2020 and a $100,000 milestone payment was paid in January 2021. An additional $40,000 milestone payment is due to Bioprojet upon WAKIX attaining $500,000 in aggregate net sales in the United States. The License Agreement also requires sales-based milestone payments, a fixed trademark royalty and a tiered royalty, all based on net sales, which become due and payable to Bioprojet on a quarterly basis. The Company incurred $11,812 and $6,000 for the three months ended June 30, 2021 and 2020, respectively, and $21,359 and $9,277 for the six months ended June 30, 2021 and 2020, respectively, for sales-based, trademark and tiered royalties recognized as cost of product sold. As of June 30, 2021 and December 31, 2020, the Company had accrued $11,811 and $9,006, respectively, for sales-based, trademark and tiered royalties. At December 31, 2020, the Company had accrued $100,000 for the milestone payment to Bioprojet.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	June 30, 2021	December 31, 2020
Royalties due to third parties	11,811	9,006
Rebates and other sales deductions	10,173	7,803
Selling and marketing	1,472	1,905
Research and development	1,280	2,186
Professional fees, consulting, and other services	1,067	1,081
Other expenses	850	746
Milestone payment	—	100,000
	$26,653	$122,727

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

In addition to entering into the OrbiMed Loan, the Company extinguished the CRG Loan which required a payoff amount of $120,893 consisting of principal repayment, interest, and exit fees. In connection with extinguishment of the CRG Loan, the Company recognized a loss on extinguishment of $22,639, which included an exit fee of $18,047 and the write-off of the remaining unamortized debt issuance costs of $4,592. The loss on extinguishment of debt was recorded in loss on debt extinguishment within the Company’s condensed consolidated statements of operations. The net cash received as a result of the transaction, less debt issuance costs of $5,804, was $73,313. These debt issuance costs will be amortized as additional interest expense over the six-year loan term of the OrbiMed Loan. The fair value of the OrbiMed loan as of June 30, 2021 was $257,568.

In connection with the OrbiMed Loan, the Company issued warrants (the “Warrants”) to OrbiMed Royalty & Credit Opportunities, LP on January 9, 2020. See Note 13 for further discussion of the Warrants. Pursuant to the Warrants, OrbiMed Royalty & Credit Opportunities, LP, may purchase up to 410,239 shares of the Company’s Common Stock for an initial exercise price of $16.10 at any time from the date of execution of the Warrants through the expiration date, defined within the Warrants as the earlier of (i) January 9, 2027 and (ii) the closing date of a Corporate Reorganization. The fair value of the Warrants using the Black-Scholes option-pricing model was $2,359 at January 9, 2020. The portion of the OrbiMed Loan proceeds allocated to the warrant liability resulted in a debt discount, which is presented in the condensed consolidated balance sheets as a direct deduction from the carrying value of the debt and is being amortized as additional interest expense over the six-year loan term of the OrbiMed Loan. The unamortized debt discount as of June 30, 2021 is $1,957 and is presented in the condensed consolidated balance sheets as a direct deduction from the carrying value of the debt.

The balances of the OrbiMed Loan as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Liability component - principal	$200,000	$200,000
Exit fee	14,000	14,000
Unamortized debt discount associated with the exit fee, debt financing costs and discount with warrant financing	(18,390)	(19,750)
Liability component - net carrying value	$195,610	$194,250

Interest expense related to the OrbiMed Loan and CRG Loan were included in interest expense, net in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest on principal balance	$6,582	$6,681	$13,092	$12,894
Amortization of deferred financing costs	697	340	1,361	680
Total term loan interest expense	$7,279	$7,021	$14,453	$13,574

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

The terms of the lease payments provide for rental payments on a monthly basis and on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. In addition, tenant improvement allowances recorded are amortized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense was $217 and $353 for the three and six months ended June 30, 2021, respectively, compared to $151 and $355 for the three and six months ended June 30, 2020, respectively. The following table sets forth the lease payment obligations as of June 30, 2021, for the periods indicated below:

Years ending December 31,
2021 (excluding the six months ended June 30, 2021)	$267
2022	875
2023	892
2024	334
2025	—
Thereafter	—
Total	$2,368

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

Series A Preferred Stock

On September 22, 2017, the Company issued 270,000,000 shares of Series A convertible preferred stock for a purchase price of $1.00 per share, or $270,000 in the aggregate. On January 8, 2018, the Company issued an additional 15,000,000 shares of Series A convertible preferred stock for a purchase price of $1.00 per share, or $15,000 in the aggregate. As of June 30, 2020, there were 286,000,000 Series A convertible preferred stock authorized of which 285,000,000 were issued and outstanding. Each outstanding share of Series A convertible preferred stock accrued dividends at 10% per annum of the Series A original issue price, subject to adjustment for stock splits, combinations, recapitalizations, stock dividends and similar transactions. Preferred dividends on the Series A convertible preferred stock were cumulative and were compounded annually.

Series B Preferred Stock

On January 8, 2018, the Company issued 8,000,000 shares of Series B convertible preferred stock for a purchase price of $1.25 per share, or $10,000 in the aggregate. As of June 30, 2020, there were 8,030,000 shares of Series B convertible preferred stock authorized, of which 8,000,000 were issued and outstanding. Each outstanding share of Series B convertible preferred stock accrued dividends at 10% per annum of the Series B original issue price, subject to adjustment for stock splits, combinations, recapitalizations, stock dividends and similar transactions. Preferred dividends on the Series B convertible preferred stock were cumulative and were compounded annually.

Series C Preferred Stock

On August 9, 2019, the Company issued 25,510,205 shares of Series C convertible preferred stock for a purchase price of $1.96 per share, or $50,000 in the aggregate. As June 30, 2020, there were 25,600,000 shares of Series C convertible preferred stock authorized, of which 25,510,205 were issued and outstanding. Each outstanding share of Series C convertible preferred stock accrued dividends at 10% per annum of the Series C original issue price, subject to adjustment for stock splits, combinations, recapitalizations, stock dividends and similar transactions. Preferred dividends on the Series C convertible preferred stock were cumulative and were compounded annually.

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

Changes in stock options granted under the 2017 and 2020 Plans for the six months ended June 30, 2021 is as follows:

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Awards outstanding—December 31, 2020	5,210,832	$17.66	8.63
Awards issued	1,298,690	$34.90
Awards exercised	(124,461)	$8.22
Awards forfeited	(301,278)	$21.81
Awards outstanding—June 30, 2021	6,083,783	$21.32	8.47

Changes in SARs granted under the 2017 Plan for the three months ended June 30, 2021 is as follows:

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Awards outstanding—December 31, 2020	49,294	$9.24	8.29
Awards issued	—	$—
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—June 30, 2021	49,294	$9.24	7.79

Changes in RSUs granted under the 2020 Plan for the three months ended June 30, 2021 is as follows:

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Awards outstanding—December 31, 2020	—	$—	—
Awards issued	60,000	$29.03
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—June 30, 2021	60,000	$29.03	9.75

As of June 30, 2021 and December 31, 2020, stock awards issued under the 2017 and 2020 Plans of 1,074,133 and 987,538 common shares, respectively, were vested. The Company has elected early adoption of ASU No. 2016-09 to recognize forfeitures as they occur. As a result of the adoption, for the six months ended June 30, 2020 the Company reversed $10 out of stock-based compensation previously recorded.

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

The assumptions used to value the awards are summarized in the following table.

	As of
	June 30, 2021	December 31, 2020
Dividend yield	0.00%	0.00%
Expected volatility	60.00%	55.00 - 95.80%
Risk-free interest rate	0.66 - 1.19%	0.32 - 0.56%
Lack of marketability discount	0.00%	0.00 - 20.48%
Expected term (years)	4.6 - 6.3	5.4 - 6.5

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted average per share fair value of awards issued under the 2017 Plan and 2020 Plan was $12.24 and $10.06 on June 30, 2021 and December 31, 2020, respectively.

Stock-based compensation expense, net for the three and six months ended June 30, 2021 and 2020, respectively, was recorded in the condensed consolidated statements of operations and comprehensive income (loss) in the following line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expense	$549	$89	$969	$169
Sales and marketing expense	777	111	1,396	219
General and administrative expense	2,481	261	4,693	548
	$3,807	$461	$7,058	$936

Options and RSUs issued under the 2017 Plan and 2020 Plan are reflected as a component of equity in these condensed consolidated financial statements. Stock appreciation rights are reflected as other non-current liability. The Company will recognize compensation expense for these awards as summarized in the following table.

Years Ending December 31,	Stock Compensation Expense
2021 (excluding the six months ended June 30, 2021)	$9,584
2022	17,682
2023	16,695
2024	15,716
2025	6,046

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on April 30, 2021. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 629,805. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For the three and six months ended June 30, 2021, there were no shares issued under the ESPP, respectively. The discount on the ESPP for the three and six months ended June 30, 2021 is nominal.

13. WARRANTS

In connection with the OrbiMed Loan, the Company issued Warrants to OrbiMed Royalty & Credit Opportunities, LP on January 9, 2020. Pursuant to the Warrants, OrbiMed Royalty & Credit Opportunities, LP, may purchase up to 410,239 shares of the Company’s Common Stock for an initial exercise price of $16.10 at any time from the date of execution of the Warrants through the expiration date, defined within the Warrants as the earlier of (i) January 9, 2027 and (ii) the closing date of a Corporate Reorganization. The fair value of the Warrants using the Black-Scholes option-pricing model was $2,359 on January 9, 2020 and was initially recorded as a warrant liability which was included in warrant liability in the condensed consolidated balance sheet. The portion of the OrbiMed Loan proceeds allocated to the warrant liability resulted in a debt discount, which is presented in the condensed consolidated balance sheets as a direct deduction from the carrying value of the debt and is being amortized as additional interest expense over the six-year loan term of the OrbiMed Loan. The unamortized debt discount as of June 30, 2021 and December 31, 2020 was $1,957 and $2,102, respectively, and is presented in the condensed consolidated balance sheet as a direct deduction from the carrying value of the debt. During the three and six months ended June 30, 2020, a loss of $438 and $1,584 was recorded in other expense in the condensed consolidated statements of operations due to the change in the fair value of the warrant liability.

In connection with the IPO, the financial instrument underlying the warrants was converted from the Company’s Series C Preferred Stock to the Company’s Common Stock. As a result of this conversion the Warrants were re-evaluated under ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging and reclassified to equity.

14. EARNINGS PER SHARE

For the three and six months ended June 30, 2020, the Company used the two-class method to compute net loss per common share because the Company has issued securities (convertible preferred stock) that entitle the holder to participate in dividends and earnings of the Company. Under this method, net income is reduced by the amount of any dividends earned and the accretion of convertible preferred stock to its redemption value during the period. The remaining earnings (undistributed earnings) are allocated to common stock and each series of convertible preferred stock to the extent that each preferred security may share in the earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses.

The Company has reported a net loss for the three and six months ended June 30, 2020, and the weighted average number of shares utilized for basic and diluted net loss per share attributable to common stockholders are the same for these periods because all convertible preferred stock and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact. Additionally, the fair value adjustment for the warrants was excluded from the computation of diluted net loss for the three and six months ended June 30, 2020 since the additional income would have an antidilutive impact.

The Company has reported net income for the three and six months ended June 30, 2021. Diluted net income (loss) per common share is computed under the treasury stock method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, stock appreciation rights, restricted stock units and warrants. In addition, the Company analyzes the potential dilutive effects of the outstanding convertible preferred stock under the ‘if-converted’ method when calculating diluted earnings per share, in which it is assumed that the outstanding convertible preferred stock converts into common stock at the beginning of the period or when issued if later. The Company reports the more dilutive of the approaches (treasury stock or ‘if converted’) as their diluted net income per share during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$14,117	$(27)	$21,503	$(38,647)
Accumulation of dividends on preferred stock	—	(10,446)	—	(20,891)
Net income (loss) available to common shareholders	$14,117	$(10,473)	$21,503	$(59,538)
Denominator
Net income (loss) per common share - basic	$0.25	$(1.34)	$0.38	$(7.63)
Net income (loss) per common share - diluted	$0.24	$(1.34)	$0.37	$(7.63)
Weighted average number of shares of common stock - basic	56,940,840	7,805,848	56,916,282	7,798,928
Weighted average number of shares of common stock - diluted	58,592,876	7,805,848	58,635,195	7,798,928

Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options, SARs, and RSUs to purchase common stock	1,461,958	—	1,511,899	—
Warrants	190,078	—	207,013	—
Total	1,652,036	—	1,718,912	—

Potential common shares issuable upon conversion of preferred stock, exercise of stock options, and exercise of warrants that are excluded from the computation of diluted weighted-average shares outstanding as well as the warrant fair value adjustments excluded from the numerator are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options, SARs, and RSUs to purchase common stock	4,731,119	2,413,507	4,681,177	2,413,507
Convertible preferred stock	—	39,141,451	—	39,141,451
Warrants	220,161	410,239	203,226	410,239
Total	4,951,280	41,965,197	4,884,403	41,965,197

Adjustment for warrants	$—	$438	$—	$1,584

15. RELATED-PARTY TRANSACTIONS

The Company was party to a management agreement for professional services provided by a related party, Paragon Biosciences, LLC (“Paragon”). The related party is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors was the President and owner of the entity. The Company incurred $71 and $1,744 for the three months ended June 30, 2021 and 2020, respectively, and $142 and $3,474 for the six months ended June 30, 2021 and 2020, respectively, in management fee expense and other expenses to this related party, which are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The Company terminated the Management Services Agreement upon the consummation of its IPO. The Company is also party to a right of use agreement with the related party whereby it has access to and the right to use certain office space leased by the related party in Chicago, Illinois. In addition, the Company had participated in certain transactions with separate related parties that also share common ownership with the Company, primarily related to combined employee health plans. As of June 30, 2021 and December 31, 2020 the amounts due to related parties included in current liabilities was $0 and $0, respectively, and the amount included in prepaid expenses and other assets was $0 and $1, respectively.

16. SUBSEQUENT EVENTS

On August 9, 2021, the Company entered into a Credit Agreement (the “New Credit Facility”) with Blackstone Alternative Credit Advisors LP and the other lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent, that provides for (i) a senior secured term loan facility in an aggregate original principal amount of $200,000 and (b) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100,000. In connection with the New Credit Facility, on August 9, 2021, the Company also sold 1,048,951 shares of the Company’s common stock at a price per share of $28.60 for gross proceeds of $30,000.

The OrbiMed Loan was repaid in full and all commitments thereunder were terminated on August 9, 2021 in connection with the execution of the New Credit Facility. In connection with the payment of the OrbiMed Loan, we paid an exit fee of 7.0% and a repayment premium of 4.0% of the principal amount of the OrbiMed Loan repaid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, the anticipated impact of the novel coronavirus (“COVID-19”) pandemic on our business, business strategy, products, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, statements about:

•	our commercialization efforts and strategy for WAKIX;
•	the rate and degree of market acceptance and clinical utility of pitolisant in additional indications, if approved, and any other product candidates we may develop or acquire, if approved;
•	our research and development plans, including our plans to explore the therapeutic potential of pitolisant in additional indications;
•	our ongoing and planned clinical trials;
•	our ability to expand the scope of our license agreement with Bioprojet Société Civile de Recherche (“Bioprojet”);
•	the availability of favorable insurance coverage and reimbursement for WAKIX;
•	the impact of the COVID-19 pandemic;
•	the timing of, and our ability to obtain, regulatory approvals for pitolisant for other indications as well as any other product candidates;
•	our estimates regarding expenses, future revenue, capital requirements and additional financing needs;
•	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	significant competition in our industry;
•	our intellectual property position;
•	loss or retirement of key members of management;
•	failure to successfully execute our growth strategy, including any delays in our planned future growth;
•	our failure to maintain effective internal controls; and
•	the impact of government laws and regulations.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the section in our most recent Annual Report on Form 10-K entitled “Item 1A. Risk Factors” and the sections in this Quarterly Report on Form 10-Q titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As used herein, the terms “Harmony,” “we,” “us,” “our” and “the Company” refer to Harmony Biosciences Holdings, Inc., a Delaware corporation.

Company Overview

We are a commercial-stage, rare disease pharmaceutical company focused on developing and commercializing innovative therapies for patients living with rare neurological disorders who have unmet medical needs. Our product, WAKIX (pitolisant), is a first-in-class molecule with a novel mechanism of action (“MOA”) specifically designed to increase histamine signaling in the brain by binding to H3 receptors. In August 2019, WAKIX was approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy, and its U.S. commercial launch was initiated in November 2019. On October 13, 2020, WAKIX was approved by the FDA for the treatment of cataplexy in adult patients with narcolepsy. WAKIX is the first-and-only approved product for patients with narcolepsy that is not scheduled as a controlled substance by the Drug Enforcement Administration (the “DEA”).

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

We believe that pitolisant’s ability to regulate histamine gives it the potential to provide therapeutic benefit in other rare neurological disorders that are mediated through H3 receptors and histamine signaling. Beyond narcolepsy, we are initially focusing on the treatment of EDS associated with Prader-Willi Syndrome (“PWS”) and myotonic dystrophy, otherwise known as dystrophia myotonica (“DM”). In December 2020, we initiated a Phase 2 clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS and anticipate topline results from this trial in the first half of 2022. In June 2021, we initiated a Phase 2 clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and anticipate topline results in the second half of 2022. In addition to these indications, we intend to further explore pitolisant in other rare neurological disorders in which EDS, fatigue and/or cognitive impairment are prominent symptoms with significant impact on daily functioning.

We also seek to expand our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients with rare neurological disorders. We intend to target assets that will be complementary to WAKIX and/or our expanding list of potential new indications for WAKIX, and/or target assets that will allow us to further leverage the expertise and infrastructure that we have successfully built at Harmony so we can optimize the benefit of internal synergies. Consistent with this objective, on August 4, 2021, we acquired HBS-102, a Melanin-concentrating hormone receptor 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. In connection with the acquisition, we made an upfront payment of $3.5 million and will be required to make certain payments upon the achievement of certain development milestones, regulatory milestones, and sales milestones and pay ongoing royalties upon commercialization. We acquired full development and commercialization rights globally, but we have provided a grant-back license to ConSynance for the development and commercialization of the Compound in Greater China.  We intend to focus development efforts for HBS-102 on the treatment of narcolepsy, including the symptoms of Rapid Eye Movement (“REM”) sleep dysregulation, such as cataplexy, hallucinations and sleep paralysis.

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

Our operating subsidiary, Harmony Biosciences, LLC, was formed in May 2017. We were formed in July 2017 as Harmony Biosciences II, LLC, a Delaware limited liability company, and we converted to a Delaware corporation named Harmony Biosciences II, Inc. in September 2017. In February 2020, we changed our name to Harmony Biosciences Holdings, Inc. Our operations to date have consisted of building and staffing our organization, acquiring the rights to pitolisant, raising capital, opening an investigational new drug applications (“IND”) for pitolisant in narcolepsy, conducting an Expanded Access Program (“EAP”) for pitolisant for appropriate patients with narcolepsy in the United States, preparing and submitting our NDA for pitolisant, gaining NDA approval for WAKIX for the treatment of EDS or cataplexy in adult patients with narcolepsy, and launching and commercializing WAKIX in the United States. In addition, we have opened INDs for development programs in PWS and DM and have initiated clinical trials in PWS and DM in pursuit of potential new indications in those rare disease patient populations.

Liquidity and Sources of Funding

For the six months ended June 30, 2021, we generated $133.5 million of net product revenues. We have financed our operations primarily with (a) proceeds from sales of our convertible preferred stock, (b) borrowings under (i) our multi-draw term loan agreement (the “Loan Agreement”) with CRG Servicing LLC (“CRG”) and (ii) our credit agreement (the “Credit Agreement”) with OrbiMed Royalty & Credit Opportunities III, LP (“OrbiMed”), and (c) proceeds from our initial public offering (“IPO”) in August 2020. As of June 30, 2021, we had cash, cash equivalents and restricted cash of $160.4 million and accumulated deficit of $466.7 million. As of June 30, 2021, we had outstanding debt, net of issuance costs, of $195.6 million.

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

Our revenues and expenses in future quarters may differ from our expectations as we:

•	commercialize WAKIX in the United States for the treatment of EDS or cataplexy in adult patients with narcolepsy;
•	incur sales and marketing costs to support the commercialization of WAKIX and any additional product candidates;

•	pay royalties and make milestone payments to Bioprojet for the license of pitolisant;
•	incur manufacturing costs for WAKIX and any additional product candidates;
•	conduct post-approval require studies for WAKIX required by the FDA;
•	conduct clinical trials in PWS, DM, and other potential new indications for pitolisant or any additional product candidates;
•	conduct a pediatric narcolepsy program in pursuit of an indication and extension of our patents based on pediatric exclusivity;
•	conduct earlier stage research and development activities for pitolisant;
•	support independent investigator-initiated research for which there is a valid scientific rationale;
•	hire additional personnel;
•	invest in measures to protect and expand our intellectual property;
•	incur interest expenses in conjunction with our debt facility;
•	seek regulatory approvals for additional indications for pitolisant or any additional product candidates that successfully complete clinical development;
•	acquire or in-license other assets and technologies; and
•	incur additional costs associated with being a public company.

Commercial Launch Metrics

As of June 30, 2021, over 37% of unique healthcare professionals (“HCPs”) (out of a total of approximately 8,000 HCPs who treat approximately 90% of diagnosed narcolepsy patients) have prescribed WAKIX since it became available in November 2019. The average number of patients on WAKIX at June 30, 2021 was approximately 3,200. Additionally, as of June 30, 2021, we have secured and maintained formulary access for approximately 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States. Within these covered lives, we have continued to observe additional favorable access to WAKIX subsequent to the expanded approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020.

COVID-19 Business Update

During the COVID-19 pandemic, we developed a response strategy that included establishing cross-functional response teams and implementing business continuity plans to manage the impact of the pandemic on our employees, patients, HCPs, and our business.

Despite our response strategy, the COVID-19 pandemic has had an effect on our business and the pharmaceutical industry in general. Although the pandemic has impacted the way stakeholders interact with one another, we have leveraged technology and virtual engagement initiatives to offset our reduced in-person access to HCPs. The COVID-19 pandemic also led to high unemployment and corresponding loss of medical insurance for many patients, caused a change in relationship dynamics between patients and their HCPs, and impacted the way patients took, or did not take, their medication. As a result, we were not able to adequately gauge our growth rate and believe that our growth may be adversely impacted in the future if there is a reemergence or future outbreak of COVID-19, including any COVID-19 variant.

We intend to maintain meaningful engagement, generate awareness and educate our patients, HCPs and payors to support our commercial launch performance.

Commercialization

With respect to our commercialization activities, we believe the COVID-19 pandemic has put pressure on top-line prescription demand for WAKIX, primarily due to (i) our field sales team’s reduced ability to access

HCPs in person, and (ii) fewer patients seeing HCPs for prescriptions or treatments. The impact on demand for WAKIX may have also been related to a reduced ability of prescribers to diagnose narcolepsy patients given the limitations in access to sleep testing, the reduced ability to see patients due to (i) cancelled appointments and (ii) the reprioritization of healthcare resources toward the treatment of COVID-19, both of which lead to fewer prescriptions. Despite these challenges, we continued to engage and educate HCPs virtually on the overall benefit/risk profile of WAKIX and continued to provide support for people living with narcolepsy. As offices, clinics and institutions have begun to allow in-person interactions pursuant to health authority and local government guidelines, our field teams are re-initiating in-person interactions with HCPs and customers, but the timing and level of engagement may vary by account and region and may be adversely impacted in the future where reemergence or future outbreaks of COVID-19 may occur. Although we are beginning to see increased access to HCPs for our sales team and the economy is beginning to open up, we are still in a transition phase and expect continued, but decreasing, pressure on top line demand in future quarters as the challenges presented by COVID-19 begin to subside.

During the pandemic, elevated unemployment and the corresponding loss of health insurance caused some eligible patients to shift from commercial insurance to free drug and patient assistance programs, which impacted our ability to convert demand into revenue. Given the high unemployment rates and resulting loss of employer-sponsored insurance coverage, some patients also shifted from commercial payor coverage to government payor coverage, which may have impacted, and may continue to impact, our net revenue.

Supply Chain

We currently expect to have adequate supply of WAKIX through the fourth quarter of 2022, with additional API on-hand inventory to support at least 24 months beyond this time frame. We continue to work closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic. We believe that our access to the required production lines to produce additional API and WAKIX finished product throughout the next 12 to 18 months may not be directly impacted should there be a need to reprioritize manufacturing resources for the production of materials utilized for COVID-19 vaccines.

Our manufacturing partners in France and the United States continue to be operational. If there is a subsequent outbreak of COVID-19, or if it reemerges for an extended period of time and/or begins to impact essential distribution systems such as transatlantic freight, FedEx, UPS and postal delivery, we may experience disruptions to our supply chain and operations with associated delays in the manufacturing and supply of our products.

Research and Development

The COVID-19 pandemic has negatively impacted the pharmaceutical industry’s ability to conduct clinical trials. While we initially experienced some challenges due to the COVID-19 pandemic, we have taken measures and put contingency plans in place in order to advance our clinical development programs. We implemented remote and virtual approaches to clinical trials, including using telemedicine for remote clinic visits to perform efficacy assessments and sending out licensed HCPs to each patient to collect safety assessments (e.g. labs, electrocardiograms) as required by the protocols. We performed and continue to perform remote site visits and data monitoring where possible. These measures were instituted with the intent of maintaining patient safety and trial continuity while preserving study integrity. One unique challenge we faced was the ability to access sleep labs during the COVID-19 pandemic in order to conduct objective sleep testing, which is required for some of our clinical trials. In addition, we relied on contract research organizations (“CROs”) or other third parties to assist us with clinical trials, and we could not guarantee that they would continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If there is a subsequent outbreak of COVID-19 or any variant thereof or if it reemerges for an extended period of time in the future, we may experience significant delays in our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Corporate Development and Other Financial Impacts

The COVID-19 pandemic evolved rapidly and caused a significant disruption of domestic and global financial markets. In addition, the pandemic limited our ability to conduct in-person due diligence and other interactions to identify new opportunities. If there is a subsequent outbreak of COVID-19 or any variant thereof or if it reemerges for an extended period of time, we may be unable to access additional capital, which could negatively affect our ability to execute on certain corporate development transactions or other important investment opportunities.

The COVID-19 pandemic has also affected, and may continue to affect, our business operations and financial results. The extent of the impact of the COVID-19 pandemic or the potential impact of a reemergence or outbreak of the pandemic on our ability to generate sales of, and revenues from, our approved products, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

Corporate Responsibility Impact

We have provided support with relief efforts to our local communities, patient-focused organizations and other charitable organizations during the COVID-19 pandemic, including corporate donations, food and medical supplies and other resources. For the safety and well-being of our employees, consultants and their families, we have abided by government-issued work-from-home orders during the COVID-19 pandemic. As COVID-19 cases decrease and more individuals are vaccinated, we intend to resume an in-office flexible work schedule.  We will continue to clean and sanitize our offices on a regular basis, and adhere to CDC guidelines.

Financial Operations Overview

Revenue

We did not generate any revenue from inception until the fourth quarter of 2019. Our current product, WAKIX, was approved by the FDA for the treatment of EDS in adult patients with narcolepsy in August 2019, became commercially available in November 2019 and was approved by the FDA for the treatment of cataplexy in adult patients with narcolepsy in October 2020. For the six months ended June 30, 2021 and 2020, we had $133.5 million and $57.8 million, respectively, of net product revenue. The increase was due to the growing commercial sales of WAKIX which was launched on November 1, 2019 and the price increase of WAKIX in connection with the cataplexy indication approval in the fourth quarter of 2020.

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

Cost of Product Sales

Cost of product sales includes manufacturing and distribution costs, the cost of the drug substance, FDA program fees, royalties due to third parties on net product sales, freight, shipping, handling, storage costs and salaries of employees involved with production. We began capitalizing inventory upon FDA approval of WAKIX. Excluded from cost of product sold is amortization of acquired developed technology of $9.2 million and $3.7 million in the six months ended June 30, 2021 and 2020, respectively.

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

We also have research and development expenses related to our team of Medical Science Liaisons (“MSLs”) who interact with key opinion leaders, with a focus on the science, the role of histamine in sleep-wake state stability and the novel mechanism of action of pitolisant. In addition, our MSLs support our market access team with clinical data presentations to payors upon request. Research and development costs are expensed as incurred. We have significantly increased our research and development efforts as we advance our clinical programs in PWS and DM, and assess other product candidates to expand our pipeline. Research and development expenses include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for our research and development personnel;
•	direct third-party costs such as expenses incurred under agreements with CROs, and contract manufacturing organizations (“CMOs”);
•	manufacturing costs in connection with producing materials for use in conducting clinical trials;
•	costs related to packaging and labeling clinical supplies;
•	other third-party expenses directly attributable to the development of our product candidates; and
•	amortization expense for assets used in research and development activities.

Currently, WAKIX is our only product and we do not currently track our internal research and development expenses on an indication-by-indication basis. A significant portion of our research and development costs are external costs, such as fees paid to CROs and CMOs, central laboratories, contractors, and consultants in connection with our clinical development programs. Internal expenses primarily relate to personnel who are deployed across multiple programs.

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
•

the impact of the COVID-19 pandemic, including any future resurgence, on the ability to initiate new clinical trials and/or maintain the continuity of ongoing clinical trials that could be impacted by future shelter-in-place orders and needs of the health care system to focus on managing patients affected by COVID-19;

•	receiving Bioprojet’s consent to pursue additional indications for pitolisant;
•	the acceptance of INDs for our planned clinical trials or future clinical trials;
•	the successful and timely enrollment and completion of clinical trials;
•	the successful completion of preclinical studies and clinical trials;
•	successful data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended populations;

•	the receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
•	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any new product candidate is approved;
•	entry into collaborations to further the development of our product candidates;
•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates; and
•	successfully launching any new product candidates and achieving commercial sales, if and when approved.

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

We are also party to a right-of-use agreement with Paragon whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. For the three months ended June 30, 2021, we paid de minimis fees pursuant to this agreement.

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

Results of Operations

The following table sets forth selected items in our condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Net product revenue	$73,821	$38,005	$133,495	$57,845
Cost of product sales	12,687	6,456	23,097	9,930
Gross profit	61,134	31,549	110,398	47,915
Operating expenses:
Research and development	6,498	4,169	11,177	7,600
Sales and marketing	17,022	12,443	32,529	25,697
General and administrative	14,302	7,628	28,848	15,772
Total operating expenses	37,822	24,240	72,554	49,069
Operating income (loss)	23,312	7,309	37,844	(1,154)

Loss on debt extinguishment	—	—	—	(22,639)
Other expense, net	4	(400)	(15)	(1,546)
Interest expense, net	(7,227)	(6,936)	(14,354)	(13,308)
Net income (loss) before provision for income taxes	16,089	(27)	23,475	(38,647)
Provision for income taxes	(1,972)	—	(1,972)	—
Net income (loss)	$14,117	$(27)	$21,503	$(38,647)

Net Product Revenue

Net product revenue increased by $35.8 million, or 94.2%, for the three months ended June 30, 2021 and $75.7 million, or 130.8%, for the six months ended June 30, 2021 compared to the same periods in 2020.  The increase was due to the growing commercial sales of WAKIX which was launched on November 1, 2019 and the price increase of WAKIX in connection with the cataplexy indication approval in the fourth quarter of 2020.

Cost of Product Sales

Cost of product sales increased by $6.2 million, or 96.5%, for the three months ended June 30, 2021 and $13.2 million, or 132.6%, for the six months ended June 30, 2021 compared to the same periods in 2020. The increase was due to the growing commercial sales of WAKIX, which was launched on November 1, 2019. Cost of product sales is primarily comprised of the royalty payment to Bioprojet.

Research and Development Expenses

Research and development expenses increased by $2.3 million, or 55.9%, for the three months ended June 30, 2021 and $3.6 million, or 47.1%, for the six months ended June 30, 2021 as compared to the same periods in 2020. The increase was primarily due to clinical development work associated with PWS and DM.

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.6 million, or 36.8% for the three months ended June 30, 2021 and $6.8 million, or 26.6%, for the six months ended June 30, 2021 as compared to the same periods in 2020. The increase was primarily due to patient engagement and marketing activities and an increase in the number of stock-based awards.

General and Administrative Expenses

General and administrative expenses increased by $6.7 million, or 87.5% for the three months ended June 30, 2021 and $13.1 million, or 82.9%, for the six months ended June 30, 2021 as compared to the same periods in 2020. This is primarily due to intangible asset amortization of the milestone payment made in connection with the FDA’s approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020, stock compensation associated with new awards, and the additional cost of public company insurance, offset by fees paid to Paragon. Additionally, general expenses have increased due to an increase in headcount year-over-year as well as additional spend in 2021 following the COVID-19 pandemic in 2020.

Loss on Debt Extinguishment

Loss on debt extinguishment decreased $22.6 million, or 100%, for the six months ended June 30, 2021 as compared to the same period in 2020 due to costs of extinguishment of debt during the period related to the prepayment of the Loan Agreement with CRG.

Other Expense, Net

Other expense decreased by $0.4 million, or 101.0%, for the three months ended June 30, 2021 and $1.5 million, or 99.0% for the six months ended June 30, 2021, as compared to the same periods in 2020. This is primarily due to the change in the fair value of the warranty liability in 2020.

Interest Expense, Net

Interest expense increased by $0.3 million, or 4.2%, or the three months ended June 30, 2021 and $1.0 million, or 7.9%, for the six months ended June 30, 2021, as compared to the same period in 2020 primarily due to payment of interest on the Loan Agreement and amortization of debt issuance costs compared to the payment of interest on the Credit Agreement and amortization of debt issuance costs.

Income Taxes

For interim periods, we estimate the annual effective income tax rate and apply the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rate was 8.4% and 0.0% for the six months ended June 30, 2021 and 2020, respectively. Currently, we have recorded a full valuation allowance against our net deferred tax assets, primarily related to federal and state net operating losses.

Liquidity and Capital Resources

Overview

To date, we have financed our operations primarily with (a) proceeds from sales of our convertible preferred stock, (b) borrowings under (i) our Loan Agreement with CRG and (ii) our Credit Agreement with OrbiMed, and (c) the proceeds from our IPO. From our inception through June 30, 2021, we have received aggregate proceeds of $345.0 million from sales of our convertible preferred stock. On August 21, 2020, we completed the IPO of our common stock, in which we sold 6,151,162 shares of our common stock, including 802,325 shares of our common stock pursuant to the underwriters’ over-allotment option. The shares began trading on the Nasdaq Global Market on August 19, 2020. The shares were sold at a price of $24.00 per share for net proceeds of approximately $135.4 million. As of June 30, 2021, we had cash, cash equivalents and restricted cash of $160.4 million and accumulated deficit of $466.7 million. As of June 30, 2021, we had outstanding debt, net of issuance costs, of $195.6 million.

On August 9, 2021, the Company entered into a Credit Agreement (the “New Credit Facility”) with Blackstone Alternative Credit Advisors LP (“Blackstone”) and the other lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent (the “Administrative Agent”), that provides for (i) a senior secured term loan facility in an aggregate original principal amount of $200.0 million (the “Initial Term Loan”) and (b) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100.0 million (the “DDTL” and, together with the Initial Term Loans, the “Loans”). In connection with the New Credit Facility, the Company also sold 1,048,951 shares of the Company’s common stock at a price per share of $28.60 for gross proceeds of $30.0 million. See “Part II – Item 5 – Other Information” below for a further discussion of the New Credit Facility and sale of common stock.

The condensed consolidated financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred operating losses and negative cash flows from operations since inception resulting in an accumulated deficit of $466.7 million as of June 30, 2021.

We believe that our anticipated cash from operating and financing activities, including as a result of potential availability under the DDTL, and existing cash and cash equivalents will enable us to meet our operational liquidity needs and fund our planned investing activities for the next 12 months. We have based this estimate on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect. See “—Overview—Liquidity and Sources of Funding.”

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

On August 9, 2021, we used substantially all of the proceeds from the New Credit Facility and the related sale of our common stock to repay the balance of the OrbiMed Loan together with the payment of fees and expenses under the OrbiMed Loan and the New Credit Facility. See “Part II – Item 5 – Other Information” below for a further discussion of the New Credit Facility and sale of common stock.

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

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$30,600	$(21,870)
Investing activities	(100,205)	(2)
Financing activities	660	73,695

Operating Activities

Net cash provided by operating activities increased to $30.6 million for the six months ended June 30, 2021 as compared to net cash used in operating activities of $21.9 million for the same period in 2020. This increase was primarily attributable to company revenue growth and net income associated with the commercialization of WAKIX.

Net cash provided by operating activities for the six months ended June 30, 2021 consisted of our net income of $21.5 million adjusted for non-cash items of $7.2 million related to stock compensation expense and $9.2 million related to intangible amortization and fair value of warrants.

Net cash used in operating activities for the six months ended June 30, 2020 consisted of our net loss of $38.6 million adjusted for non-cash items of $22.6 million associated with loss on extinguishment of debt and $3.7 million related to intangible amortization and fair value of warrants. Net working capital excluding cash decreased by $12.9 million due to company growth and the commercial launch of WAKIX.

Investing Activities

Net cash used in investing activities increased to $100.2 million for the six months ended June 30, 2021 as compared to $0.0 million for the same period in 2020. This change was primarily attributable to the $100.0 million milestone payment associated with the Bioprojet License Agreement.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $0.7 million, as compared to $73.7 million for the same period in 2020. This change was primarily attributable to $194.2 million associated with the OrbiMed Credit Agreement net of issuance, offset with $120.6 million of repayment and exit fees associated with the CRG Loan Agreement.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2021 and 2020, we did not have any off-balance sheet arrangements, as defined under SEC rules.

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

A reconciliation of GAAP net loss to non-GAAP adjusted net income (loss) appears in the table below (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$14,117	$(27)	$21,503	$(38,647)
Non-GAAP Adjustments:
Interest expense	7,227	6,936	14,354	13,308
Taxes	1,972	—	1,972	—
Depreciation	100	97	200	194
Amortization	4,629	1,907	9,208	3,693
EBITDA	28,045	8,913	47,237	(21,452)

Additional Non-GAAP Adjustments:
Stock-based compensation expense	3,827	568	7,078	936
Loss on debt extinguishment	—	—	—	22,639
Warrant expense	—	438	—	1,584
Non-GAAP adjusted net income (loss)	$31,872	$9,919	$54,315	$3,707

Accumulation of yield on preferred stock	—	(10,446)	—	(20,891)

Non-GAAP adjusted net income (loss) available to common stockholders	31,872	(527)	54,315	(17,184)

GAAP reported net income (loss) per diluted share	$0.24	$(1.34)	$0.37	$(7.63)
Non-GAAP adjusted net income (loss) per diluted share	$0.54	$(0.07)	$0.93	$(2.20)

Weighted average number of shares of common stock used in non-GAAP diluted per share	58,592,876	7,805,848	58,635,195	7,798,928

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2021, our cash and cash equivalents consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of June 30, 2021, we had $200.0 million in borrowings outstanding. The term loan bears interest at an interest rate of the greater of (a) LIBOR or (b) 2.00% per annum, plus 11.00% per annum. Based on the $200.0 million of principal outstanding as of June 30, 2021, an immediate 10% change in the Prime Rate would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2021 or 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties set forth in our Annual Report on Form 10-K, as well as described below and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Our New Credit Facility contains restrictive and financial covenants that may limit our operating flexibility.

Our New Credit Facility contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event that, we or our subsidiaries engage in new lines of business, incur additional indebtedness or liens, make certain investments, make certain payments, pay cash dividends, merge with other companies or consummate certain changes of control, make certain acquisitions, transfer or dispose of certain assets, liquidate or dissolve, amend certain material agreements, enter into sale and leaseback transactions, enter into various other specified transactions, or change our name, location, or executive office without notice. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders, or in certain cases Blackstone on their behalf, or prepay the outstanding amount under the New Credit Facility. The New Credit Facility also contains a financial covenant that requires us to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to $10.0 million.

Our obligations under the New Credit Facility are secured by all of our assets, with certain exceptions. We may not be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the New Credit Facility. Furthermore, our future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under the New Credit Facility. In the event of a liquidation, the lenders under the facility would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors then existing, including the lenders under the New Credit Facility, were first repaid in full.

Our failure to comply with the covenants or other terms of the New Credit Facility, including as a result of events beyond our control, could result in a default under the New Credit Facility that could materially and adversely affect the ongoing viability of our business.

Blackstone and the other Lenders may elect to accelerate the repayment of all unpaid principal of the Loans, accrued interest and other amounts owed under the New Credit Facility upon consummation of a specified change of control transaction or the occurrence of certain events of default (as specified in the New Credit Facility), including, among other things:

•	our default in a payment obligation under the New Credit Facility;
•	our breach of the restrictive covenants or other terms of the New Credit Facility;
•	our breach of reporting obligations;
•	our failure to properly maintain the collateral;
•	the termination or materially adverse amendment of a permit or authorization related to one of our products that is not revoked within 90 days;
•	a specified change of control transaction occurring under the License Agreement;

•

with respect to WAKIX or another material product, a governmental authority (i) asserting that such product lacks a material authorization, which assertion is not withdrawn or resolved within 90 days or (ii) taking certain regulatory actions resulting in a discontinuance, withdrawal or delay of such product which would reasonably be expected to last for more than 90 days;

•	a recall that would reasonably be expected to result in a material adverse effect;
•	our entry into a settlement agreement with a government authority resulting in liability greater than $2.0 million;
•	our material breach under or the early termination of one of our key intellectual property licensing or supply chain agreements; and
•	certain specified insolvency and bankruptcy-related events.

Subject to any applicable cure period set forth in the New Credit Facility, all amounts outstanding with respect to the Loans (principal and accrued interest), as well as any applicable prepayment premiums or interest “make-whole” payments, would become due and payable, and upon the occurrence of a payment event of default and following acceleration of the Loans, all past due obligations shall bear interest at a default interest rate that is 2.00% higher than the otherwise applicable rate. Our assets or cash flow may not be sufficient to fully repay our obligations under the Loans if the obligations thereunder are accelerated upon any events of default. Further, if we are unable to repay, refinance or restructure our obligations under the Loans, the Administrative Agent on behalf of the Lenders could proceed to protect and enforce their rights under the New Credit Facility and other loan documents by exercising such remedies (including foreclosure on the assets securing our obligations under the New Credit Facility and the other loan documents) as are available to the Administrative Agent and the Lenders and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the New Credit Facility or other loan documents or in aid of the exercise of any power granted in the New Credit Facility or other loan documents. Such repayment could have a material adverse effect on our business, operating results and financial condition.

We have never paid dividends on our common stock and we do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. Furthermore, our New Credit Facility contains negative covenants that limit our ability to pay dividends.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

New Credit Facility

On August 9, 2021 (the “Closing Date”), we entered into a Credit Agreement (the “New Credit Facility”) with Blackstone Alternative Credit Advisors LP (“Blackstone”) and the other lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent (the “Administrative Agent”), that provides for (i) a senior secured term loan facility in an aggregate original principal amount of $200.0 million (the “Initial Term Loan”) and (b) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100.0 million (the “DDTL” and, together with the Initial Term Loans, the “Loans”).

The Loans bear interest at a per annum rate equal to LIBOR (subject to a 1.00% floor) plus 6.50%, which shall increase by an additional 2.00% on all past due obligations if we fail to pay any amount when due or following any acceleration of the Loans, and are scheduled to mature on August 9, 2026 (the “Maturity Date”), which is the fifth anniversary of the Closing Date. In addition, on the Closing Date we paid an upfront fee of 2.0% of the aggregate principal amount of the Initial Term Loan and an upfront fee of 1.0% of the aggregate principal amount of the DDTL. We also are required to pay at the time of funding of any portion of the DDTL an upfront fee of 1.0% of the aggregate principal amount being funded. We are required to make quarterly interest payments until the Maturity Date. We are also required to make principal payments of the Initial Term Loan and of the funded principal amount of the DDTL on the last day of each quarter. Quarterly principal payments of the Initial Term Loan will commence with the quarter ending December 31, 2021, in an amount equal to $500,000 per quarter (and increasing to $5,000,000 per quarter commencing with the quarter ending March 31, 2024).  Quarterly principal payments of the funded principal amount of the DDTL will commence with the quarter ending after the initial funding of any portion of the DDTL, in an amount equal to 0.25% (and increasing to 2.50% commencing with the quarter ending March 31, 2024) of the original principal amount of the DDTL funded prior to such principal payment. Quarterly principal payments of the Initial Term Loans and the DDTL will continue until the Maturity Date, on which date all outstanding Loans and other amounts owed under the New Credit Facility will be required to be paid in full.

Subject to certain exceptions, we are required to make mandatory prepayments of the Loans, with the proceeds of asset sales, casualty and condemnation events and prohibited debt issuances. In addition, we may make voluntary prepayments of the Loans, in whole or in part. All voluntary prepayments and mandatory prepayments (other than mandatory prepayments with the proceeds of asset sales and casualty or condemnation events) of the Loans are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or before the second anniversary of the Closing Date, an amount equal to 2.0% of the principal prepaid plus a “make-whole” amount in respect of any such principal payments (whether mandatory or voluntary) described in this clause (i), in an amount equal to the interest that would have accrued through the second anniversary of the Closing Date but for such principal repayment, (ii) if prepayment occurs after the second anniversary of the Closing Date but on or before the third anniversary of the Closing Date, an amount equal to 2.0% of the principal prepaid, (iii) if prepayment occurs after the third anniversary of the Closing Date but on or before the fourth anniversary of the Closing Date, an amount equal to 1.0% of the principal prepaid, and (iv) if prepayment occurs after the fourth anniversary of the Closing Date, no prepayment premium is due.

The Loans are and will be guaranteed by our subsidiary Harmony Biosciences, LLC and certain of our future subsidiaries that are required to become a party thereto as guarantors (collectively, the “Guarantors”).  Our obligations under the New Credit Facility and the guarantee of such obligations are secured by a pledge of substantially all of our assets and will be secured by a pledge of substantially all of the assets of the Guarantors pursuant to the terms of the Pledge and Security Agreement dated as of the Closing Date by and among us, the Administrative Agent and the Guarantors from time to time party thereto (the “Security Agreement”).

The New Credit Facility contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the New Credit Facility contains a financial covenant that requires us to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to $10.0 million.

The New Credit Facility also contains representations and warranties of us and of the Guarantors customary for financings of this type. Such representations and warranties (i) are intended not as statements of fact, but rather as a way of allocating the risk between the parties to the New Credit Facility and (ii) may apply standards of materiality in a way that is different from what may be viewed as material by our stockholders or other investors. The foregoing summary of the New Credit Facility is included with this filing only to provide investors with information regarding the terms of the transaction, and not to provide stockholders or other investors with any other factual information regarding us. Stockholders should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of us or any of our subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the New Credit Facility, which subsequent information may or may not be fully reflected in public disclosures.

The New Credit Facility also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which the Administrative Agent may accelerate all amounts outstanding under the Loan.

Additionally, in connection with the New Credit Facility, on the Closing Date, we sold to certain of the lenders under the New Credit Facility an aggregate of 1,048,951 shares of our common stock, par value $0.00001 per share, for an aggregate cash consideration of $30.0 million, or $28.60 per share. This sale did not involve a public offering and was therefore exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder as a transaction not involving any public offering.

Termination of the OrbiMed Credit Agreement

On January 9, 2020, we entered into a credit agreement with OrbiMed Royalty & Credit Opportunities, LP for an aggregate amount of $200 million (the “OrbiMed Loan”), which was scheduled to mature in January 2026. Borrowings under the OrbiMed Loan were collateralized by all of the Company’s assets, excluding the intellectual property licensed through the License Agreement. The OrbiMed Loan had an interest rate equal to the sum of (i) the greater of (a) 1-month LIBOR or (b) 2.00% per annum, plus (ii) 11.00% per annum, paid in cash monthly in arrears on the last day of each month starting in January 2020.

The OrbiMed Loan was repaid in full and all commitments thereunder were terminated on August 9, 2021 in connection with the execution of the New Credit Facility. In connection with the payment of the OrbiMed Loan, we paid an exit fee of 7.0% and a repayment premium of 4.0% of the principal amount of the OrbiMed Loan repaid.

The foregoing descriptions of the New Credit Facility and the Security Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of each of the New Credit Facility and the Security Agreement which the Company has filed as exhibits to this Quarterly Report.

Item 6. Exhibits.

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Harmony Biosciences Holdings, Inc.	8-K	August 21, 2020	3.1
3.2	Amended and Restated Bylaws.	8-K	August 21, 2020	3.2
10.1*	Promotion Increase Award Letter to Jeffrey Dierks, dated June 9, 2021.
10.2*

Credit Agreement, dated as of August 9, 2021, among Harmony Biosciences Holdings, Inc., as Borrower, Harmony Biosciences, LLC, as Guarantor, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent.

10.3*

Pledge and Security Agreement, dated as of August 9, 2021, among Harmony Biosciences Holdings, Inc. and Harmony Biosciences, LLC, as Grantors, the other Grantors from time to time party thereto and Wilmington Trust, National Association, as Administrative Agent.

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
101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

HARMONY BIOSCIENCES HOLDINGS, INC.

By:	/s/ John C. Jacobs
Name:	John C. Jacobs
Title: Date:	President, Chief Executive Officer and Director (principal executive officer) August 10, 2021

By:	/s/ Sandip Kapadia
Name:	Sandip Kapadia
Title: Date:	Chief Financial Officer (principal financial officer) August 10, 2021