Form 10-Q
period 2021-09-30
Harmony Biosciences Holdings, Inc.
filed 2021-11-09
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 5, 2021, there were 58,471,519 shares of the registrant’s common stock, par value $0.00001 value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$189,704	$228,631
Trade receivables, net	33,206	22,176
Inventory, net	4,805	3,823
Prepaid expenses	9,793	6,959
Other current assets	3,183	1,302
Total current assets	240,691	262,891
NONCURRENT ASSETS:
Property and equipment, net	937	938
Restricted cash	750	750
Intangible assets, net	148,562	162,343
Other noncurrent assets	152	152
Total noncurrent assets	150,401	164,183
TOTAL ASSETS	$391,092	$427,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,179	$2,556
Accrued compensation	6,785	8,942
Accrued expenses	34,223	122,727
Current portion of long term debt	2,000	—
Other current liabilities	436	314
Total current liabilities	47,623	134,539
NONCURRENT LIABILITIES:
Long term debt, net	190,069	194,250
Other noncurrent liabilities	1,382	1,105
Total noncurrent liabilities	191,451	195,355
TOTAL LIABILITIES	239,074	329,894
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.00001 par value; 10,000,000 shares and 00 shares authorized at September 30, 2021 and December 31, 2020, respectively; 00 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock—$0.00001 par value; 500,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 58,414,546 shares and 56,890,569 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid in capital	628,329	585,374
Accumulated deficit	(476,312)	(488,195)
TOTAL STOCKHOLDERS’ EQUITY	152,018	97,180
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$391,092	$427,074

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net product revenues	$80,732	$45,609	$214,227	$103,454
Cost of product sold	14,604	7,890	37,701	17,820
Gross profit	66,128	37,719	176,526	85,634
Operating expenses:
Research and development	11,739	4,230	22,916	11,829
Sales and marketing	16,480	12,601	49,009	38,297
General and administrative	16,856	10,508	45,704	26,280
Total operating expenses	45,075	27,339	117,629	76,406
Operating income	21,053	10,380	58,897	9,228
Loss on debt extinguishment	(26,146)	—	(26,146)	(22,639)
Other income (expense), net	—	(1,525)	(15)	(3,071)
Interest expense, net	(5,429)	(6,946)	(19,783)	(20,254)
(Loss) income before income taxes	(10,522)	1,909	12,953	(36,736)
Income tax benefit (expense)	902	—	(1,070)	—
Net (loss) income and comprehensive (loss) income	$(9,620)	$1,909	$11,883	$(36,736)
Accumulation of dividends on preferred stock	—	(6,013)	—	(26,904)
Net (loss) income available to common stockholders	$(9,620)	$(4,104)	$11,883	$(63,640)
(LOSS) EARNINGS PER SHARE:
Basic	$(0.17)	$(0.14)	$0.21	$(4.15)
Diluted	$(0.17)	$(0.14)	$0.20	$(4.15)
Weighted average number of shares of common stock - basic	57,722,163	30,212,959	57,188,101	15,324,362
Weighted average number of shares of common stock - diluted	57,722,163	30,212,959	58,776,158	15,324,362

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance as of December 31, 2020	56,890,569	$1	$585,374	$(488,195)	$97,180
Net income	—	—	—	11,883	11,883
Issuance of common stock	1,270,462	—	29,700	—	29,700
Exercise of stock options	253,515	—	1,794	—	1,794
Stock-based compensation	—	—	11,461	—	11,461
Balance as of September 30, 2021	58,414,546	$1	$628,329	$(476,312)	$152,018

					Total
			Additional		stockholders’
	Common Stock		paid-in	Accumulated	equity
	Shares	Amount	capital	deficit	(deficit)
Balance as of June 30, 2021	57,000,139	$1	$593,242	$(466,692)	$126,551
Net income	—	—	—	(9,620)	(9,620)
Issuance of common stock	1,270,462	—	29,700	—	29,700
Exercise of options	143,945	—	1,134	—	1,134
Stock-based compensation	—	—	4,253	—	4,253
Balance as of September 30, 2021	58,414,546	$1	$628,329	$(476,312)	$152,018

	Convertible Preferred						Total
	Stock				Additional		stockholders’
	Series A, B, & C		Common Stock		paid-in	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance as of December 31, 2019	318,510,205	$411,275	7,787,470	$—	$—	$(422,862)	$(422,862)
Net loss	—	—	—	—	—	(36,736)	(36,736)
Preferred stock dividend, Series A	—	22,780	—	—	(1,048)	(21,732)	(22,780)
Preferred stock accretion, Series A	—	5,562	—	—	(3,572)	(1,990)	(5,562)
Preferred stock dividend, Series B	—	777	—	—	1	(778)	(777)
Preferred stock accretion, Series B	—	53	—	—	(37)	(16)	(53)
Preferred stock dividend, Series C	—	3,347	—	—	—	(3,347)	(3,347)
Preferred stock accretion, Series C	—	921	—	—	(563)	(359)	(922)
Issuance of stock upon initial public offering, net of issuance costs	—	—	6,151,162	—	135,435	—	135,435
Issuance of Series A, B, C convertible stock to common stock	(318,510,205)	(444,715)	42,926,630	1	444,715	—	444,716
Reclassification of warrant liability to equity	—	—		—	5,468	—	5,468
Exercise of stock options	—	—	36,003	—	283	—	283
Stock-based compensation	—	—	—	—	1,870	—	1,870
Repurchase and cancellation of common units	—	—	(12,175)	—	—	(167)	(167)
Repurchase and cancellation of common units withheld for taxes	—	—	(465)	—	(17)	—	(17)
Balance as of September 30, 2020	—	$—	56,888,625	$1	$582,535	$(487,987)	$94,549

	Convertible Preferred
	Stock				Additional		Total
	Series A, B, & C		Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance as of June 30, 2020	318,510,205	$434,009	7,805,848	$—	$—	$(483,362)	$(483,362)
Net loss	—	—	—	—	—	1,909	1,909
Preferred stock dividend, Series A	—	5,091	—	—	—	(5,091)	(5,091)
Preferred stock accretion, Series A	—	4,010	—	—	(3,572)	(438)	(4,010)
Preferred stock dividend, Series B	—	174	—	—	—	(174)	(174)
Preferred stock accretion, Series B	—	41	—	—	(37)	(4)	(41)
Preferred stock dividend, Series C	—	748	—	—	—	(748)	(748)
Preferred stock accretion, Series C	—	642	—	—	(563)	(79)	(642)
Issuance of stock upon initial public offering, net of issuance costs	—	—	6,151,162	—	135,435	—	135,435
Issuance of Series A, B, C convertible stock to common stock	(318,510,205)	(444,715)	42,926,630	1	444,715	—	444,716
Reclassification of warrant liability to equity	—	—	—	—	5,468	—	5,468
Exercise of options	—	—	5,450	—	33	—	33
Stock-based compensation	—	—	—	—	1,073	—	1,073
Repurchase and cancellation of common units withheld for taxes	—	—	(465)	—	(17)	—	(17)
Balance as of September 30, 2020	—	$—	56,888,625	$1.00	$582,535	$(487,987)	$94,549

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,883	$(36,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	299	294
Intangible amortization	13,781	5,560
Stock-based and employee stock purchase compensation expense	11,461	1,870
Stock appreciation rights market adjustment	261	396
Warrant expense	—	3,109
Debt issuance costs amortization	1,820	1,020
Loss on debt extinguishment	26,146	22,639
Change in operating assets and liabilities:
Trade receivables	(11,030)	(12,071)
Inventory	(982)	(1,223)
Prepaid expenses and other assets	(3,715)	(8,169)
Other non-current assets	—	(476)
Trade payables	1,623	2,987
Accrued expenses and other current liabilities	9,461	7,738
Other non-current liabilities	16	30
Net cash provided by (used in) operating activities	61,024	(13,032)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(298)	(2)
Milestone payments	(100,000)	—
Net cash used in investing activities	(100,298)	(2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering	—	147,628
Initial public offering issuance costs	—	(11,021)
Proceeds from issuance of common stock	30,000	—
Common stock issuance costs	(300)	—
Proceeds from long term debt	200,000	200,000
Debt issuance costs	(9,147)	(5,804)
Extinguishment of debt	(200,000)	(102,538)
Extinguishment of debt exit fees	(22,000)	(18,047)
Proceeds from exercised options	1,794	283
Repurchase of common stock	—	(167)
Tax payments for employees shares withheld	—	(17)
Net cash provided by financing activities	347	210,317
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(38,927)	197,283
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	229,381	25,207
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$190,454	$222,490
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$15,997	$19,549
Supplemental Disclosures of Noncash Investing and Financing Activities:
Series A Preferred Stock accrued return	—	22,780
Series A accretion of issuance costs	—	5,562
Series B Preferred Stock accrued return	—	777
Series B accretion of issuance costs	—	53
Series C Preferred Stock accrued return	—	3,347
Series C accretion of issuance costs	—	921
Warrant financing	—	2,359
Warrant liability reclassified to equity	—	5,468

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

Reverse Stock Split

On August 11, 2020, the Company implemented a 1-for-8.215 reverse stock split of the Company’s common stock. All share and per share data shown in the accompanying financial statements and related notes have been retroactively revised to reflect the reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s Preferred Stock and preferred dividend were proportionately reduced. All references in the accompanying unaudited condensed consolidated financial statements and related notes to the number of shares of common stock, convertible preferred stock, warrants and options to purchase common stock and per share data reflect the effect of the reverse stock split.

2. LIQUIDITY AND CAPITAL RESOURCES

The unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $476,312 and $488,195, as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the Company had cash and cash equivalents of $189,704.

On August 21, 2020, the Company received aggregate proceeds from a common stock offering of approximately $135,435, net of underwriting discounts and commissions and other estimated offering expenses

(see Note 11). On January 9, 2020, the Company received aggregate proceeds of approximately $200,000 through the loan agreement with OrbiMed Royalty & Credit Opportunities, LP (“OrbiMed”). This capital raise and debt issuance has resolved the Company’s significant risks and uncertainties regarding sources of liquidity, which previously raised substantial doubt about the Company’s ability to continue as a going concern.

On August 9, 2021, the Company sold 1,048,951 shares of the Company’s common stock to Blackstone Alternative Credit Advisors (“Blackstone”) at a price per share of $28.60 for gross proceeds of $30,000. In addition, the Company received aggregate proceeds of approximately $200,000 through the credit agreement (“Blackstone Credit Agreement”) with Blackstone and repaid in full the loan with OrbiMed (see note 8).

The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of September 30, 2021, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and the unaudited condensed consolidated statements of operations and comprehensive income (loss) and the unaudited condensed consolidated statements of convertible preferred stock and shareholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, are unaudited. The balance sheet as of December 31, 2020 was derived from audited financial statements as of and for the year ended December 31, 2020. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021, and the results of its operations and its cash flows for the three and nine months ended September 30, 2021 and 2020. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and note disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the unaudited condensed consolidated financial statements, including the notes thereto, and elsewhere in this report. Uncertainties related to the magnitude and duration of COVID-19, the extent to which it will impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending and health insurance coverage, the speed of the anticipated recovery and governmental and business reactions to the pandemic have increased the complexity of developing these estimates, including the carrying amounts of long-lived assets, and the intangible asset. Actual results may differ significantly from our estimates, including as a result of COVID-19.

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

	As of
	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$189,704	$228,631
Restricted cash	750	750
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$190,454	$229,381

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

The Company is also subject to credit risk from its trade receivables related to its product sales. The Company monitors its exposure within accounts receivable and records a reserve against uncollectible accounts receivable as necessary. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. As of September 30, 2021, three customers accounted for 100% of gross accounts receivable; Caremark LLC (“CVS Caremark”), which accounted for 36% of gross accounts receivable; PANTHERx Specialty Pharmacy LLC (“Pantherx”), which accounted for 34% of gross accounts receivable; and Accredo Health Group, Inc. (“Accredo”), which accounted for 30% of gross accounts receivable. As of December 31, 2020, three customers accounted for 100% of gross accounts receivable; CVS Caremark, which accounted for 44% of gross accounts receivable; Pantherx, which accounted for 23% of gross accounts receivable; and Accredo, which accounted for 33% of gross accounts receivable.

For the nine months ended September 30, 2021, three customers accounted for 100% of gross product revenues; CVS Caremark accounted for 36% of gross product revenues; Pantherx accounted for 36% of gross product revenues; and Accredo accounted for 28% of gross product revenues. For the nine months ended September 30, 2020 three customers accounted for 100% of gross product revenues; CVS Caremark accounted for 40% of gross product revenues; Pantherx accounted for 34% of gross product revenues; and Accredo accounted for 26% of gross product revenues.

The Company depends on a single source supplier for its product and active pharmaceutical ingredient.

Agreement Related to Intellectual Property

In August 2021, The Company entered into an asset purchase agreement with ConSynance Therapeutics, Inc. to acquire HBS-102 (formerly referred to as “CSTI-100”), a potential first-in-class molecule with a novel mechanism of action. Under the terms of the agreement, the Company acquired full development and commercialization rights globally, with the exception of Greater China, for $3,500. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a single identified asset. The payment was recorded in research and development within the unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2021. Additionally, there are payments due upon the achievement of certain milestones including $1,750 for preclinical milestones, $19,000 for development milestones, $44,000 for regulatory milestones and $110,000 for sales milestones.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued amended guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities in the balance sheet and disclosing key information about leasing arrangements. The new guidance clarifies the criteria for distinguishing between a finance lease and operating lease, as well as classification between the two types of leases, which is substantially unchanged from the previous lease guidance. Further, the new guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset, initially measured at the present value of the lease payments. For finance leases, a lessee should recognize interest on the lease liability separately from amortization of the right-of-use asset. For operating leases, a lessee should recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. We will no longer be an emerging growth company as of December 31, 2021, after which we will not be able to take advantage of the reduced disclosure requirements applicable to emerging growth companies. As a result, we expect to adopt this standard on a modified retrospective basis on December 31, 2021 and to reflect the adoption as of January 1, 2021 in our annual results for the period ended December 31, 2021.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. We will no longer be an emerging growth company as of December 31, 2021, after which we will not be able to take advantage of the reduced disclosure requirements applicable to emerging growth companies. As a result, we expect to adopt this standard on a modified retrospective basis on December 31, 2021 and to reflect the adoption as of January 1, 2021 in our annual results for the period ended December 31, 2021, but the Company does not expect a significant impact to its condensed consolidated financial statements.

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

4. INVENTORY

Inventory, net consisted of the following:

	As of
	September 30,	December 31,
	2021	2020
Raw materials	$1,023	$396
Work in process	2,424	2,660
Finished goods	1,798	941
Inventory, gross	5,245	3,997
Reserve for obsolescence	(440)	(174)
Total inventory, net	$4,805	$3,823

5. INTANGIBLE ASSETS

On August 15, 2019, the Company received FDA approval of WAKIX (pitolisant) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 associated with the License Agreement (discussed below) which the Company capitalized as an intangible asset and paid in November of 2019. The Company determined a useful life of 10 years for such intangible asset and the remaining useful life was 8.00 years as of September 30, 2021. Prior to this event, all other milestones associated with the License Agreement were expensed through research and development as they did not meet the criteria to be recognized as an intangible asset.

On October 13, 2020, the Company received notice that the FDA approved the New Drug Application (“NDA”) for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 associated with the License Agreement which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for such intangible asset and the remaining useful life was 8.00 years as of September 30, 2021. Amortization expense was $4,573 and $1,867 for the three months ended September 30, 2021 and 2020, respectively, and $13,781 and $5,560, for the nine months ended September 30, 2021 and 2020, respectively, and is recorded in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Company expects the future annual amortization expense for the unamortized intangible assets to be as follows:

Years ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$4,643
2022	18,570
2023	18,570
2024	18,570
2025	18,570
Thereafter	69,639
Total	$148,562

The gross carrying amount and net book value of the intangible assets is as follows:

	As of
	September 30,	December 31,
	2021	2020
Gross Carrying Amount	$175,000	$175,000
Accumulated Amortization	(26,438)	(12,657)
Net Book Value	$148,562	$162,343

6. LICENSE AGREEMENT

On July 28, 2017, Harmony entered into the License Agreement (“the License Agreement”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby Harmony acquired the exclusive right to commercialize the pharmaceutical compound pitolisant for the treatment, and/or prevention, of narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, and Parkinson’s disease as well as any other indications unanimously agreed by the parties in the United States and its territories. A milestone payment of $50,000 was due upon acceptance by the FDA of pitolisant’s NDA, which was achieved on February 12, 2019 and was expensed within research and development for the year ended December 31, 2019. A milestone payment of $77,000, which included a $2,000 fee that is described below, was due upon FDA approval of WAKIX (pitolisant) for treatment of EDS in adult patients with narcolepsy, which was achieved on August 14, 2019. The $2,000 payment and $75,000 milestone payment were paid in August and November 2019, respectively. In addition, a milestone payment of $102,000, which included a $2,000 fee was due upon the FDA approval of the NDA for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. The $2,000 payment was paid in October 2020 and a $100,000 milestone payment was paid in January 2021. An additional $40,000 milestone payment is due to Bioprojet upon WAKIX attaining $500,000 in aggregate net sales in the United States. The License Agreement also requires sales-based milestone payments, a fixed trademark royalty and a tiered royalty, all based on net sales, which become due and payable to Bioprojet on a quarterly basis. The Company incurred $13,202 and $7,297 for the three months ended September 30, 2021 and 2020, respectively, and $34,561 and $16,574 for the nine months ended September 30, 2021 and 2020, respectively, for sales-based, trademark and tiered royalties recognized as cost of product sold. As of September 30, 2021 and December 31, 2020, the Company had accrued $13,202 and $9,006, respectively, for sales-based, trademark and tiered royalties.  The Company had $0 and $100,000 accrued for milestone payments to Bioprojet as of September 30, 2021, and December 31, 2020, respectively.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	September 30,	December 31,
	2021	2020
Royalties due to third parties	13,202	9,006
Rebates and other sales deductions	15,067	7,803
Interest	2,125	—
Selling and marketing	851	1,905
Research and development	790	2,186
Professional fees, consulting, and other services	1,678	1,081
Other expenses	510	746
Milestone payment	—	100,000
	$34,223	$122,727

8. DEBT

Credit Agreements

Blackstone Credit Agreement

On August 9, 2021, the Company entered into the Blackstone Credit Agreement that provides for (i) a senior secured term loan facility in an aggregate original principal amount of $200,000 (the “Initial Term Loan”) and (ii) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100,000 (the “DDTL” and, together with the Initial Term Loan, the “Loans”). The DDTL will become available on August 9, 2022.

The repayment schedule for the Initial Term Loan consists of quarterly $500 principal payments commencing on December 31, 2021 and increasing to quarterly $5,000 principal payments beginning on March 31, 2024, with a $145,500 payment due on the maturity date of August 9, 2026 (“Maturity Date”). Interest is payable quarterly commencing on November 9, 2021 and continuing through the Maturity Date. The Initial Loan bears interest at a per annum rate equal to LIBOR, subject to a 1.00% floor, plus 6.50%.

The net cash received related to the Initial Term Loan as a result of the transaction, less debt issuance costs of $8,147, was $191,853. The debt issuance costs related to the Initial Term Loan will be amortized as additional interest expense over the five-year loan term of the Blackstone Credit Agreement. In addition, the Company paid $1,000 in debt issuance costs relating the DDTL, which are recorded in other current assets within the unaudited condensed consolidated balance sheet. The fair value of the Initial Term Loan as of September 30, 2021 was $190,436.

OrbiMed Credit Agreement

On January 9, 2020, the Company entered into a credit agreement with OrbiMed for an aggregate amount of $200,000 (the “OrbiMed Loan”), with a maturity date of January 2026. Borrowings under the OrbiMed Loan are collateralized by all of the Company’s assets, excluding the intellectual property licensed through the License Agreement. The OrbiMed Loan bears an interest rate equal to the sum of (i) the greater of (a) 1-month LIBOR or (b) 2.00% per annum, plus (ii) 11.00% per annum, paid in cash monthly in arrears on the last day of each month starting in January 2020. At the time of prepayment or repayment of all or any portion of the principal of the OrbiMed Loan, the Company is required to pay an exit fee of 7.0% of the principal amount of the OrbiMed Loan prepaid, repaid, or required to be prepaid or repaid. The Company recorded the exit fee as a liability and debt discount at the origination of the term loan.

In connection with the OrbiMed Loan, the Company extinguished its $200,000 multi-draw loan agreement with CRG Servicing LLC (the “CRG Loan”), which required a payoff amount of $120,893 consisting of principal repayment, interest, and exit fees. In connection with extinguishment of the CRG Loan, the Company recognized a loss on extinguishment of $22,639 within the Company’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2020.

In connection with the Blackstone Credit Agreement, the Company extinguished the OrbiMed Loan, which required a payoff amount of $222,666 consisting of principal repayment, interest, exit fees and a prepayment premium. The Company recognized a loss on extinguishment of $26,146 relating to the OrbiMed Loan within the Company’s unaudited condensed consolidated statements of operation for the three and nine months ended September 30, 2021.

Long-term debt, net consists of the following:

	September 30,	December 31,
	2021	2020
Liability component - principal	$200,000	$200,000
Exit fee	—	14,000
Unamortized debt discount associated with the exit fee, debt financing costs and discount with warrant financing (see note 13)	(7,931)	(19,750)
Liability component - net carrying value	192,069	194,250
Less current portion	(2,000)	—
Long term debt, net	$190,069	$194,250

Future minimum payments relating to long term debt, net as of September 30, 2021 for the periods indicated below consists of the following:

Years ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$500
2022	2,000
2023	2,000
2024	20,000
2025	20,000
Thereafter	155,500
Total	$200,000

Interest expense related to the Company’s long term debt, net, which is included in interest expense, net in the unaudited condensed consolidated statements of operations and comprehensive income (loss), consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest on principal balance	$5,030	$6,655	$18,122	$19,549
Amortization of deferred financing costs	459	340	1,820	1,020
Total term loan interest expense	$5,489	$6,995	$19,942	$20,569

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

The terms of the lease payments provide for rental payments on a monthly basis and on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. In addition, tenant improvement allowances recorded are amortized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense was $420 and $773 for the three and nine months ended September 30, 2021, respectively, compared to $161 and $516 for the three and nine months ended September 30, 2020, respectively. The following table sets forth the lease payment obligations as of September 30, 2021, for the periods indicated below:

Years ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$134
2022	875
2023	892
2024	334
2025	—
Thereafter	—
Total	$2,235

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

Series A Preferred Stock

On September 22, 2017, the Company issued 270,000,000 shares of Series A convertible preferred stock for a purchase price of $1.00 per share, or $270,000 in the aggregate. On January 8, 2018, the Company issued an additional 15,000,000 shares of Series A convertible preferred stock for a purchase price of $1.00 per share, or $15,000 in the aggregate. As of September 30, 2020, there were 286,000,000 Series A convertible preferred stock authorized of which 285,000,000 were issued and outstanding. Each outstanding share of Series A convertible preferred stock accrued dividends at 10% per annum of the Series A original issue price, subject to adjustment for stock splits, combinations, recapitalizations, stock dividends and similar transactions. Preferred dividends on the Series A convertible preferred stock were cumulative and were compounded annually.

Series B Preferred Stock

On January 8, 2018, the Company issued 8,000,000 shares of Series B convertible preferred stock for a purchase price of $1.25 per share, or $10,000 in the aggregate. As of September 30, 2020, there were 8,030,000 shares of Series B convertible preferred stock authorized, of which 8,000,000 were issued and outstanding. Each outstanding share of Series B convertible preferred stock accrued dividends at 10% per annum of the Series B original issue price, subject to adjustment for stock splits, combinations, recapitalizations, stock dividends and similar transactions. Preferred dividends on the Series B convertible preferred stock were cumulative and were compounded annually.

Series C Preferred Stock

On August 9, 2019, the Company issued 25,510,205 shares of Series C convertible preferred stock for a purchase price of $1.96 per share, or $50,000 in the aggregate. As September 30, 2020, there were 25,600,000 shares of Series C convertible preferred stock authorized, of which 25,510,205 were issued and outstanding. Each outstanding share of Series C convertible preferred stock accrued dividends at 10% per annum of the Series C original issue price, subject to adjustment for stock splits, combinations, recapitalizations, stock dividends and similar transactions. Preferred dividends on the Series C convertible preferred stock were cumulative and were compounded annually.

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

In connection with the Blackstone Credit Agreement, on August 9, 2021, the Company sold an aggregate of 1,048,951 shares of our common stock, par value $0.00001 per share, to Blackstone for an aggregate cash consideration of $30,000, or $28.60 per share. This sale did not involve a public offering and was therefore exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder as a transaction not involving any public offering.

In connection with the OrbiMed warrant (see Note 13) 221,511 shares of the Company’s common stock were issued to OrbiMed on September 3, 2021.

12. STOCK INCENTIVE PLAN AND STOCK-BASED COMPENSATION

2020 Stock Incentive Plan

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

2017 Stock Incentive Plan

On August 7, 2017, the Company adopted an equity incentive plan (the “2017 Plan”). Under the 2017 Plan, directors, officers, employees, consultants, and advisors of the Company can be paid incentive compensation measured by the value of the Company’s common shares through grants of stock options, stock appreciation rights (“SARs”), or restricted stock.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2021:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2020	5,210,832	$17.66	8.63
Awards issued	1,391,803	$35.02
Awards exercised	(268,569)	$8.29
Awards forfeited	(357,617)	$23.66
Awards outstanding—September 30, 2021	5,976,449	$21.76	8.28

Stock Appreciation Rights

The following table summarizes SARs activity for the nine months ended September 30, 2021:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2020	49,294	$9.24	8.29
Awards issued	—	$—
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—September 30, 2021	49,294	$9.24	7.54

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2021:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2020	—	$—	—
Awards issued	60,000	$29.03
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—September 30, 2021	60,000	$29.03	9.49

As of September 30, 2021 and December 31, 2020, stock awards issued under the 2017 and 2020 Plans of 1,473,881 and 987,538 common shares, respectively, were vested. The Company has elected early adoption of ASU No. 2016-09 to recognize forfeitures as they occur. As a result of the adoption, for the nine months ended September 30, 2020, the Company reversed $2 out of stock-based compensation previously recorded.

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

The assumptions used to value the awards are summarized in the following table.

	As of
	September 30,	December 31,
	2021	2020
Dividend yield	0.00%	0.00%
Expected volatility	60.00%	55.00 - 95.80%
Risk-free interest rate	0.66 - 1.19%	0.32 - 0.56%
Lack of marketability discount	0.00%	0.00 - 20.48%
Expected term (years)	4.6 - 6.3	5.4 - 6.5

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted average per share fair value of awards issued under the 2017 Plan and 2020 Plan was $12.52 and $10.06 on September 30, 2021 and December 31, 2020, respectively.

Stock-Based Compensation

Stock-based compensation expense, net for the three and nine months ended September 30, 2021 and 2020, respectively, was recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) in the following line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$579	$141	$1,548	$310
Sales and marketing expense	852	159	2,248	378
General and administrative expense	3,233	1,030	7,926	1,578
	$4,664	$1,330	$11,722	$2,266

Options and RSUs issued under the 2017 Plan and 2020 Plan are included in stockholder’s equity, and SARs are included in other non-current liabilities, in the Company’s unaudited condensed consolidated balance sheet.  As of September 30, 2021, the total unrecognized stock-based compensation expense related to

Options and RSUs was $63,450. Such amount will be recognized in the Company’s consolidated statement of operations over a weighted average period of 3.8 years.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on April 30, 2021. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 629,805. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For the three and nine months ended September 30, 2021, there were no shares issued under the ESPP, respectively. The discount on the ESPP for the three and nine months ended September 30, 2021 was $60 and $80, respectively, and is recorded within stock-based compensation expense.

13. WARRANTS

In connection with the OrbiMed Loan, the Company issued warrants (the “Warrants”) to OrbiMed on January 9, 2020. Pursuant to the Warrants, OrbiMed could purchase up to 410,239 shares of the Company’s common stock for an initial exercise price of $16.10 at any time from the date of execution of the Warrants through the expiration date, defined within the Warrants as the earlier of (i) January 9, 2027 and (ii) the closing date of a Corporate Reorganization. The fair value of the Warrants using the Black-Scholes option-pricing model was $2,359 on January 9, 2020 and was initially recorded as a warrant liability which was included in warrant liability in the unaudited condensed consolidated balance sheet. The portion of the OrbiMed Loan proceeds allocated to the warrant liability resulted in a debt discount, which is presented in the unaudited condensed consolidated balance sheets as a direct deduction from the carrying value of the debt and is being amortized as additional interest expense over the six-year loan term of the OrbiMed Loan. In connection with the Blackstone Credit Agreement, the OrbiMed Loan was repaid in fully and the unamortized debt discount related to the Warrants was included in the loss on debt extinguishment (see Note 11). On September 3, 2021, OrbiMed exercised its option to purchase shares of the Company’s common stock pursuant to the Warrants, which resulted in the net settlement of 221,511 shares of the Company’s common stock issued to OrbiMed.

In connection with the IPO, the financial instrument underlying the warrants was converted from the Company’s Series C Preferred Stock to the Company’s Common Stock. As a result of this conversion the Warrants were re-evaluated under ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging and reclassified to equity.

14. EARNINGS PER SHARE

The Company has reported a net loss for the three months ended September 30, 2021. The weighted average number of shares utilized for basic and diluted net loss per share attributable to common stockholders are the same for this period because all stock options and warrants have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact.

The Company has reported net income for the nine months ended September 30, 2021. Diluted net income (loss) per common share is computed under the treasury stock method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, stock appreciation rights, restricted stock units and warrants. In addition, the Company analyzes the potential dilutive effects of the outstanding convertible preferred stock under the ‘if-converted’ method when calculating diluted earnings per share, in which it is assumed that the outstanding convertible preferred stock converts into common stock at the beginning of the period or when issued if later. The Company reports the more dilutive of the approaches (treasury stock or ‘if converted’) as its diluted net income per share during the period.

For the three and nine months ended September 30, 2020, the Company used the two-class method to compute net loss per common share because the Company has issued securities (convertible preferred stock) that entitle the holder to participate in dividends and earnings of the Company. Under this method, net income is reduced by the amount of any dividends earned and the accretion of convertible preferred stock to its redemption value during the period. The remaining earnings (undistributed earnings) are allocated to common stock and each series of convertible preferred stock to the extent that each preferred security may share in the earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses.

The Company reported a net loss for the three and nine months ended September 30, 2020, and the weighted average number of shares utilized for basic and diluted net loss per share attributable to common stockholders are the same for these periods because all convertible preferred stock and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact. Additionally, the fair value adjustment for the warrants was excluded from the computation of diluted net loss for the three and nine months ended September 30, 2020 since the additional income would have an antidilutive impact.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net (loss) income	$(9,620)	$1,909	$11,883	$(36,736)
Accumulation of dividends on preferred stock	—	(6,013)	—	(26,904)
Net (loss) income available to common shareholders	$(9,620)	$(4,104)	$11,883	$(63,640)
Denominator
Net (loss) income per common share - basic	$(0.17)	$(0.14)	$0.21	$(4.15)
Net (loss) income per common share - diluted	$(0.17)	$(0.14)	$0.20	$(4.15)
Weighted average number of shares of common stock - basic	57,722,163	30,212,959	57,188,101	15,324,362
Weighted average number of shares of common stock - diluted	57,722,163	30,212,959	58,776,158	15,324,362

Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options, SARs, and RSUs to purchase common stock	—	—	1,405,092	—
Warrants	—	—	182,965	—
Total	—	—	1,588,057	—

Potential common shares issuable upon conversion of preferred stock, exercise of stock options, and exercise of warrants that were excluded from the computation of diluted weighted-average shares outstanding as well as the warrant fair value adjustments excluded from the numerator are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options, SARs, and RSUs to purchase common stock	6,085,742	5,051,465	4,680,651	5,051,465
Warrants	—	410,239	—	410,239
Total	6,085,742	5,461,704	4,680,651	5,461,704

Adjustment for warrants	$—	$1,525	$—	$3,109

15. RELATED-PARTY TRANSACTIONS

The Company was party to a management agreement for professional services provided by a related party, Paragon Biosciences, LLC (“Paragon”). The related party is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors was the President and owner of the entity. The Company incurred $71 and $3,628 for the three months ended September 30, 2021 and 2020, respectively, and $213 and $7,101 for the nine months ended September 30, 2021 and 2020, respectively, in management fee expense and other expenses to this related party, which are included in general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company terminated the Management Services Agreement upon the consummation of its IPO. The Company is also party to a right of use agreement with the related party whereby it has access to and the right to use certain office space leased by the related party in Chicago, Illinois. In addition, the Company had participated in certain transactions with separate related parties that also share common ownership with the Company, primarily related to combined employee health plans. In August 2021, the Company paid a $2,300 advisory fee to Paragon in connection with the Blackstone Credit Agreement. $2,000 of this payment was recorded in debt issuance costs as a component of long-term debt, net and $300 was recorded in common stock issuance costs as a component of additional paid-in capital, within the unaudited condensed consolidated balance sheet as of September 30, 2021. As of September 30, 2021 and December 31, 2020, the amount included in prepaid expenses and other assets was $0 and $1, respectively, and there were no amounts due to related parties included in current liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, the anticipated impact of the COVID-19 pandemic on our business, business strategy, products, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, statements about:

●	our commercialization efforts and strategy for WAKIX;
●	the rate and degree of market acceptance and clinical utility of pitolisant in additional indications, if approved, and any other product candidates we may develop or acquire, if approved;
●	our research and development plans, including our plans to explore the therapeutic potential of pitolisant in additional indications;
●	our ongoing and planned clinical trials;
●	our ability to expand the scope of our license agreement with Bioprojet Société Civile de Recherche (“Bioprojet”);
●	the availability of favorable insurance coverage and reimbursement for WAKIX;
●	the impact of the COVID-19 pandemic;
●	the timing of, and our ability to obtain, regulatory approvals for pitolisant for other indications as well as any other product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and additional financing needs;
●	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	significant competition in our industry;
●	our intellectual property position;
●	loss or retirement of key members of management;

●	failure to successfully execute our growth strategy, including any delays in our planned future growth;
●	our failure to maintain effective internal controls; and
●	the impact of government laws and regulations.

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

As used herein, the terms “Harmony,” “we,” “us,” “our” and “the Company” refer to Harmony Biosciences Holdings, Inc., a Delaware corporation.

Company Overview

We are a commercial-stage, rare disease pharmaceutical company focused on developing and commercializing innovative therapies for patients living with rare neurological diseases who have unmet medical needs. Our product, WAKIX (pitolisant), is a first-in-class molecule with a novel mechanism of action (“MOA”) specifically designed to increase histamine signaling in the brain by binding to H3 receptors. In August 2019, WAKIX was approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy, and its U.S. commercial launch was initiated in November 2019. On October 13, 2020, WAKIX was approved by the FDA for the treatment of cataplexy in adult patients with narcolepsy. WAKIX is the first-and-only approved product for patients with narcolepsy that is not scheduled as a controlled substance by the Drug Enforcement Administration (the “DEA”).

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

We believe that pitolisant’s ability to regulate histamine gives it the potential to provide therapeutic benefit in other rare neurological diseases that are mediated through H3 receptors and histamine signaling. Beyond narcolepsy, we are initially focusing on the treatment of EDS associated with Prader-Willi Syndrome (“PWS”) and myotonic dystrophy, otherwise known as dystrophia myotonica (“DM”). In December 2020, we initiated a Phase 2 clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS and anticipate topline results from this trial in the first half of 2022. In June 2021, we initiated a Phase 2 clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and anticipate topline results in the second half of 2022. In addition to these indications, we intend to further explore pitolisant in other rare neurological diseases in which EDS, fatigue and/or cognitive impairment are prominent symptoms with significant impact on daily functioning.

We also seek to expand our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients with rare neurological diseases and are targeting assets that will allow us to further leverage the expertise and infrastructure that we have successfully built at Harmony so we can optimize the benefit of internal synergies. Consistent with this objective, on August 4, 2021, we acquired HBS-102, a Melanin-concentrating hormone receptor 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. In connection with the acquisition, we made an upfront payment of $3.5 million and will be required to make certain payments upon the achievement of certain development milestones, regulatory milestones, and sales milestones and pay ongoing royalties upon commercialization. We acquired full development and commercialization rights globally, but we have provided a grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. We are currently assessing potential clinical targets for HBS-102 which will inform our development strategy going forward.

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

Liquidity and Sources of Funding

For the nine months ended September 30, 2021, we generated $214 million of net product revenues. We have financed our operations primarily with (a) proceeds from sales of our convertible preferred stock, (b) borrowings under (i) our credit agreement (the “Credit Agreement”) with OrbiMed Royalty & Credit Opportunities III, LP (“OrbiMed”),  and (ii) our credit agreement (the “Blackstone Credit Facility”) with Blackstone Alternative Credit Advisors LP (“Blackstone”), (c) proceeds from our initial public offering (“IPO”) in August 2020, and (d) proceeds from the sale of common stock to Blackstone.

We believe that our anticipated cash from operating and financing activities and existing cash and cash equivalents will enable us to meet our operational liquidity needs and fund planned investing activities for at least twelve months. We have based this estimate on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Our revenues and expenses in future quarters may differ from our expectations as we:

●	commercialize WAKIX in the United States for the treatment of EDS or cataplexy in adult patients with narcolepsy;
●	incur sales and marketing costs to support the commercialization of WAKIX and any additional product candidates;
●	pay royalties and make milestone payments to Bioprojet for the license of pitolisant;
●	incur manufacturing costs for WAKIX and any additional product candidates;
●	conduct post-approval require studies for WAKIX required by the FDA;
●	conduct clinical trials in PWS, DM, and other potential new indications for pitolisant or any additional product candidates;
●	conduct a pediatric narcolepsy program in pursuit of an indication and extension of our patents based on pediatric exclusivity;
●	conduct earlier stage research and development activities for pitolisant;
●	conduct earlier stage research and development activities for HBS-102;
●	support independent investigator-initiated research for which there is a valid scientific rationale;
●	hire additional personnel;
●	invest in measures to protect and expand our intellectual property;
●	incur interest expenses in conjunction with our debt facility;
●	seek regulatory approvals for additional indications for pitolisant, HBS-102, or any additional product candidates that successfully complete clinical development;

●	acquire or in-license other assets and technologies; and
●	incur additional costs associated with being a public company.

Commercial Launch Metrics

As of September 30, 2021, approximately 40% of unique healthcare professionals (“HCPs”) (out of a total of approximately 8,000 HCPs who treat the majority of the diagnosed narcolepsy patient population) have prescribed WAKIX since it became available in November 2019. The average number of patients on WAKIX at September 30, 2021 was approximately 3,500. Additionally, as of September 30, 2021, we have secured and maintained formulary access for approximately 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States. Within these covered lives, we have continued to observe additional favorable access to WAKIX for type 1 narcolepsy patients subsequent to the expanded approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020.

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

Commercialization

With respect to our commercialization activities, we believe the COVID-19 pandemic has put pressure on top-line prescription demand for WAKIX, primarily due to (i) our field sales team’s reduced ability to access HCPs in person, and (ii) fewer patients seeing HCPs for prescriptions or treatments. The impact on demand for WAKIX may have also been related to a reduced ability of prescribers to diagnose narcolepsy patients given the limitations in access to sleep testing, the reduced ability to see patients due to (i) cancelled appointments and (ii) the reprioritization of healthcare resources toward the treatment of COVID-19, both of which lead to fewer prescriptions. Despite these challenges, we continued to engage and educate HCPs virtually on the overall benefit/risk profile of WAKIX and continued to provide support for people living with narcolepsy. As offices, clinics and institutions have increased in-person interactions pursuant to health authority and local government guidelines, our field teams are re-initiating in-person interactions with HCPs and customers, but the timing and level of engagement may vary by account and region and may be adversely impacted in the future where reemergence or future outbreaks of COVID-19, including the rise of variants, may occur. Although we are beginning to see increased access to HCPs for our sales team and the economy is beginning to open up, we are still in a transition phase and expect continued, but decreasing, pressure on top line demand in future quarters as the challenges presented by COVID-19 begin to subside.

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

Research and Development

The COVID-19 pandemic has negatively impacted the pharmaceutical industry’s ability to conduct clinical trials. As a result of some challenges that we have experienced due to the COVID-19 pandemic, we have taken measures and put contingency plans in place in order to advance our clinical development programs. We implemented remote and virtual approaches to clinical trials, including using telemedicine for remote clinic visits to perform efficacy assessments and sending out licensed HCPs to each patient to collect safety assessments (e.g. labs, electrocardiograms) as required by the protocols. We performed and continue to perform remote site visits and data monitoring where possible. These measures were instituted with the intent of maintaining patient safety and trial continuity while preserving study integrity. One unique challenge we continue to face is the ability to access sleep labs during the COVID-19 pandemic in order to conduct objective sleep testing, which is required for some of our clinical trials. In addition, we rely on contract research organizations (“CROs”) or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. In addition, the COVID-19 pandemic has resulted in a significant increase in FDA workload as well as the need to reprioritize the projects under review. As a result, we may experience delays in FDA timelines along the course of the regulatory process (e.g. milestone meetings) and PDUFA action dates. If there is a subsequent outbreak of COVID-19 or any variant thereof or if it reemerges for an extended period of time in the future, we may experience significant delays in our clinical development timelines, which would. adversely affect our business, financial condition, results of operations and growth prospects.

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

Research and Development Expenses

Our research and development expenses have been applied toward the license of the rights to pitolisant, the conduct of an Expanded Access Program (“EAP”) to provide appropriate patients with pitolisant at no cost as part of a clinical trial to assess safety prior to the approval of WAKIX, the preparation of the NDA, and the initiation of development programs for potential new indications for pitolisant in patients with PWS and DM. We also have research and development expenses related to our team of Medical Science Liaisons

(“MSLs”) who interact with key opinion leaders, with a focus on the science, the role of histamine in sleep-wake state stability and the novel mechanism of action of pitolisant. In addition, our MSLs support our market access team with clinical data presentations to payors upon request and our clinical development team to identify potential clinical trial sites. Research and development costs are expensed as incurred. We have significantly increased our research and development efforts as we advance our clinical programs in PWS and DM and assess other product candidates to expand our pipeline. Research and development expenses include:

●	employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for our research and development personnel;
●	direct third-party costs such as expenses incurred under agreements with CROs, and contract manufacturing organizations (“CMOs”);
●	manufacturing costs in connection with producing materials for use in conducting clinical trials;
●	costs related to packaging and labeling clinical supplies;
●	other third-party expenses directly attributable to the development of our product candidates; and
●	amortization expense for assets used in research and development activities.

Currently, we do not track research and development expenses on an indication-by-indication basis. A significant portion of our research and development costs are external costs, such as fees paid to CROs and CMOs, central laboratories, contractors, and consultants in connection with our clinical development programs. Internal expenses primarily relate to personnel who are deployed across multiple programs.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, milestone payments, and the cost of submitting an NDA to the FDA (and/or other regulatory authorities). We expect our research and development expenses to be significant over the next several years as we advance our current clinical development programs and prepare to seek regulatory approval for additional indications for pitolisant, HBS-102, as well as potential new product candidates.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of any additional indications for pitolisant or other product candidates that we move forward for regulatory approval. There are numerous risks and uncertainties associated with developing product candidates, including uncertainty related to:

●	the duration, costs and timing for clinical trials of our current development programs and any further clinical trials related to new product candidates;
●	the sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	the impact of the COVID-19 pandemic, including any future resurgence, on the ability to initiate new clinical trials and/or maintain the continuity of ongoing clinical trials that could be impacted by future shelter-in-place orders and needs of the health care system to focus on managing patients affected by COVID-19;
●	receiving Bioprojet’s consent to pursue additional indications for pitolisant;
●	the acceptance of INDs for our planned clinical trials or future clinical trials;

●	the successful and timely enrollment and completion of clinical trials;
●	the successful completion of preclinical studies and clinical trials;
●	successful data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended populations;
●	the receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
●	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any new product candidate is approved;
●	entry into collaborations to further the development of our product candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates; and
●	successfully launching any new product candidates and achieving commercial sales, if and when approved.

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

Sales and marketing expenses include:

●	employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for our sales and marketing personnel;
●	healthcare professional-related expenses, including marketing programs, healthcare professional promotional medical education, disease education, conference exhibits and market research;
●	patient-related expenses, including patient awareness and education programs, disease awareness education, patient reimbursement programs, patient support services and market research;
●	market access expenses, including payor education, specialty pharmacy programs and services to support the continued commercialization of WAKIX; and
●	secondary data purchases (i.e. patient claims and prescription data), data warehouse development and data management.

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

We are also party to a right-of-use agreement with Paragon whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. For the three months ended September 30, 2021, we paid de minimis fees pursuant to this agreement.

Loss on Debt Extinguishment

Loss on debt extinguishment consists primarily of costs of extinguishment of debt during the period related to the prepayment of our credit agreements.

Other Expense, Net

Other expense, net consists primarily of costs of the fair value of the warrants associated with the Credit Agreement we entered into with OrbiMed.

Interest Expense, net

Interest expense, net consists primarily of interest expense on debt facilities and amortization of debt issuance costs offset by interest income earned on our cash balances.

Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Net product revenue	$80,732	$45,609	$214,227	$103,454
Cost of product sales	14,604	7,890	37,701	17,820
Gross profit	66,128	37,719	176,526	85,634
Operating expenses:
Research and development	11,739	4,230	22,916	11,829
Sales and marketing	16,480	12,601	49,009	38,297
General and administrative	16,856	10,508	45,704	26,280
Total operating expenses	45,075	27,339	117,629	76,406
Operating income	21,053	10,380	58,897	9,228

Loss on debt extinguishment	(26,146)	—	(26,146)	(22,639)
Other expense, net	—	(1,525)	(15)	(3,071)
Interest expense, net	(5,429)	(6,946)	(19,783)	(20,254)
Net (loss) income before provision for income taxes	(10,522)	1,909	12,953	(36,736)
Income tax benefit (expense)	902	—	(1,070)	—
Net (loss) income	$(9,620)	$1,909	$11,883	$(36,736)

Net Product Revenue

Net product revenue increased by $35.1 million, or 77.0%, for the three months ended September 30, 2021 and $110.8 million, or 107.1%, for the nine months ended September 30, 2021 compared to the same periods in 2020. The increase for both comparable periods was due to the growing commercial sales of WAKIX which was launched on November 1, 2019 and the price increase of WAKIX in connection with the cataplexy indication approval in the fourth quarter of 2020.

Cost of Product Sales

Cost of product sales increased by $6.7 million, or 85.1%, for the three months ended September 30, 2021 and $19.9 million, or 111.6%, for the nine months ended September 30, 2021 compared to the same periods in 2020. The increase was due to the growing commercial sales of WAKIX, which was launched on November 1, 2019. Cost of product sales is primarily comprised of the royalty payment to Bioprojet.

Research and Development Expenses

Research and development expenses increased by $7.5 million, or 177.5%, for the three months ended September 30, 2021 and $11.1 million, or 93.7%, for the nine months ended September 30, 2021 as compared to the same periods in 2020. The increase for both comparable periods was primarily due to $3.5 million asset acquisition of HBS-102, clinical development work associated with PWS and DM and an increase to stock compensation associated with new awards.

Sales and Marketing Expenses

Sales and marketing expenses increased by $3.9 million, or 30.8% for the three months ended September 30, 2021 and $10.7 million, or 28.0%, for the nine months ended September 30, 2021 as compared to the same periods in 2020. The increase for both comparable periods was primarily due to patient engagement and marketing activities and an increase to stock-compensation expense associated with new awards.

General and Administrative Expenses

General and administrative expenses increased by $6.3 million, or 60.4% for the three months ended September 30, 2021 and $19.4 million, or 73.9%, for the nine months ended September 30, 2021 as compared to the same periods in 2020. This is primarily due to intangible asset amortization of the milestone payment made in connection with the FDA’s approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020, an increase to stock compensation associated with new awards, and the additional cost of public company insurance, offset by fees paid to Paragon. Additionally, general expenses have increased due to an increase in headcount year-over-year as well as additional spend in 2021 following the COVID-19 pandemic in 2020.

Loss on Debt Extinguishment

Loss on debt extinguishment increased $26.1 million, or 100%, for the three months ended September 30, 2021 and increased $3.5 million, or 15.5%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The three month increase was due to costs of extinguishment of debt during the period related to the prepayment of the OrbiMed Loan Agreement. The nine month increase was due increased costs relating to the OrbiMed debt extinguishment as compared to the extinguishment of debt pertaining to the Loan Agreement with the multi-draw loan with CRG Servicing LLC (the “CRG Loan”), which occurred in 2020.

Other Expense, Net

Other expense decreased by $1.5 million, or 100.0%, for the three months ended September 30, 2021 and $3.1 million, or 99.5% for the nine months ended September 30, 2021, as compared to the same periods in 2020. This is primarily due to the change in the fair value of the warranty liability in 2020.

Interest Expense, Net

Interest expense decreased by $1.5 million, or 21.8%, or the three months ended September 30, 2021 and $0.5 million, or 2.3%, for the nine months ended September 30, 2021, as compared to the same period in 2020 primarily due to lower interest rates as a result of entering into the Blackstone Credit Agreement in August 2021, partially offset by an increase in amortization of deferred financing costs.

Income Taxes

For interim periods, we estimate the annual effective income tax rate and apply the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rate was 8.3% and 0.0% for the nine months ended September 30, 2021 and 2020, respectively. Currently, we have recorded a full valuation allowance against our net deferred tax assets, primarily related to federal and state net operating losses.

Liquidity and Capital Resources

Overview

To date, we have financed our operations primarily with (a) proceeds from sales of our convertible preferred stock; (b) borrowings under our (i) CRG Loan, (ii) our Credit Agreement with OrbiMed and (iii) our Blackstone Credit Agreement; (c) the proceeds from our IPO; and (v) the proceeds from the sale of common stock to Blackstone. From our inception through September 30, 2021, we have received aggregate proceeds of $345.0 million from sales of our convertible preferred stock. On August 21, 2020, we completed the IPO of our common stock, in which we sold 6,151,162 shares of our common stock, including 802,325 shares of our common stock pursuant to the underwriters’ over-allotment option. The shares began trading on the Nasdaq

Global Market on August 19, 2020. The shares were sold at a price of $24.00 per share for net proceeds of approximately $135.4 million. As of September 30, 2021, we had cash, cash equivalents and restricted cash of $190.5 million and accumulated deficit of $476.3 million. As of September 30, 2021, we had outstanding debt, net of issuance costs, of $192.1 million.

The unaudited condensed consolidated financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We believe that our anticipated cash from operating and financing activities, including as a result of potential availability under the DDTL (defined below), and existing cash and cash equivalents will enable us to meet our operational liquidity needs and fund our planned investing activities for the next 12 months. We have based this estimate on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect. See “—Overview—Liquidity and Sources of Funding.”

Blackstone Credit Agreement

On August 9, 2021, the Company entered into the Blackstone Credit Agreement that provides for (i) a senior secured term loan facility in an aggregate original principal amount of $200.0 million (the “Initial Term Loan”) and (ii) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100.0 million (the “DDTL” and, together with the Initial Term Loans, the “Loans”). The DDTL will become available on August 9, 2022. We used substantially all of the proceeds from the Blackstone Credit Agreement, and the related sale of our common stock, to repay the balance of the OrbiMed Loan.

The repayment schedule for the Initial Loan consists of quarterly $0.5 million principal payments commencing on December 31, 2021 and increasing to quarterly $5 million payments beginning on March 31, 2024, with a $145.5 million payment due on the maturity date of August 9, 2026 (“Maturity Date”). Interest is payable quarterly commencing on November 9, 2021 and continuing through the Maturity Date. The Initial Loan bears interest at a per annum rate equal to LIBOR, subject to a 1.00% floor, plus 6.50%.The Loans are and will be guaranteed by our subsidiary Harmony Biosciences, LLC and certain of our future subsidiaries that are required to become a party thereto as guarantors.

The Blackstone Credit Agreement contains affirmative and negative covenants, including limitations on our ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Blackstone Credit Agreement contains a financial covenant that requires us to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to $10.0 million.

OrbiMed Credit Agreement

On February 28, 2019, we entered into the CRG Loan for an aggregate of $200.0 million of which $102.5 million was outstanding as of December 31, 2019. On January 9, 2020, we entered into the Credit Agreement with OrbiMed for an aggregate of $200.0 million and paid off all of our obligations under the CRG Loan. Borrowings under the Credit Agreement are collateralized by all of the Company’s assets, excluding the intellectual property licensed through the Bioprojet License Agreement. At the time of prepayment or repayment of all or any portion of the principal of the OrbiMed Loan, the Company is required to pay an exit fee of 7.0% of the principal amount of the OrbiMed Loan prepaid, repaid, or required to be prepaid or repaid. The Credit Agreement matures on January 9, 2026 and bears an interest rate of the greater of (a) LIBOR or (b) 2.00% per annum, plus 11.00% per annum. When the LIBOR rate is no longer used post-2021, the Prime Rate will be used in the determination of the interest rate. The Credit Agreement requires compliance with certain financial covenants, including minimum net revenue thresholds and cash balance requirements (which include maintaining minimum liquidity of $12.5 million), and financial reporting requirements. We have been in compliance with the financial covenants under the Credit Agreement since it was entered into on January 9,

2020. The Credit Agreement also contains certain negative restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, engage in new lines of business, incur additional indebtedness or liens, make certain investments, make certain payments, pay cash dividends, merge with other companies or consummate certain changes of control, acquire other companies, transfer or dispose of certain assets, liquidate or dissolve, amend certain material agreements, enter into sale and leaseback transactions, enter into various other specified transactions, and change our name, location, executive office or executive management without notice.

Agreement Related to Intellectual Property

In August 2021, the Company entered into an asset purchase agreement with ConSynance Therapeutics, Inc. to acquire HBS-102 (formerly “CSTI-100”), a potential first-in-class molecule with a novel mechanism of action. Under the terms of the agreement, the Company acquired full development and commercialization rights globally, with the exception of Greater China, for $3.5 million, which was recorded in research and development within the accompanying unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2021. Additionally, there are payments due upon the achievement of certain milestones including $1.8 million for preclinical milestones, $19 million for development milestones, $44 million for regulatory milestones and $110 million for sales milestones.

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

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

Selected cash flow data	(In thousands)
Cash provided by (used in):
Operating activities	$61,024	$(13,032)
Investing activities	(100,298)	(2)
Financing activities	347	210,317

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 consisted of our net income of $11.8 million adjusted for non-cash items of $26.1 million related to loss on extinguishment of debt, $14.0 million related to intangible amortization and depreciation and $11.7 million related to stock-based compensation expense. Net working capital excluding cash decreased by $4.6 million.

Net cash used in operating activities for the nine months ended September 30, 2020 consisted of our net loss of $36.7 million adjusted for non-cash items of $22.6 million associated with loss on extinguishment of debt and $8.7 million related to intangible amortization and fair value of warrants. Net working capital excluding cash decreased by $11.2 million due to company growth and the commercial launch of WAKIX.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $100.3 million, which was primarily attributable to the $100.0 million milestone payment associated with the Bioprojet License Agreement.  There were no significant investing activities for the nine months ended September 30, 2020.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $0.3 million, which primarily consisted of $190.9 million in proceeds associated with the Blackstone Credit Agreement, net of issuance costs, and $29.7 million in proceeds associated with issuance of common stock to Blackstone, net of issuance costs. These proceeds were partially offset by $222.0 million in payments of principal and exit fees associated with the extinguishment of the OrbiMed Credit Agreement.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $210.3 million, which primarily consisted of $194.2 million associated with the OrbiMed Credit Agreement net of issuance costs and net proceeds from our IPO of $135.4 million, offset with $120.6 million of repayment and exit fees associated with the CRG Loan.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2021 and 2020, we did not have any off-balance sheet arrangements, as defined under SEC rules.

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

Recent Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements for recent accounting pronouncements.

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

We will remain an EGC until the earliest of (i) the last day of our fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenues of at least $1.07 billion or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities over a three-year period. We will no longer be an ECG as of December 31, 2021, after which we will not be able to take advantage of the reduced disclosure requirements applicable to an ECG.

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

Non-GAAP adjusted net income and non-GAAP adjusted net income (loss) per share are intended to provide an enduring, normalized view of net income and our broader business operations that we expect to experience on an ongoing basis by removing items which may be irregular, one-time, or non-recurring from net income. This enables us to identify underlying trends in our business that could otherwise be masked by such items.

Non-GAAP adjusted net income consists of GAAP net loss excluding: (i) interest expense, (ii) income tax provision, (iii) depreciation, (iv) amortization of intangibles, (v) stock-based compensation, (vi) loss on debt extinguishment, and (vii) warrant expense.

A reconciliation of GAAP net loss to non-GAAP adjusted net income (loss) appears in the table below (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(9,620)	$1,909	$11,883	$(36,736)
Non-GAAP Adjustments:
Interest expense	5,429	6,946	19,783	20,254
Taxes	(902)	—	1,070	—
Depreciation	99	100	299	294
Amortization	4,573	1,867	13,781	5,560
EBITDA	(421)	10,822	46,816	(10,628)
Additional Non-GAAP Adjustments:
Stock-based compensation expense	4,664	1,330	11,722	2,266
Loss on debt extinguishment	26,146	—	26,146	22,639
Warrant expense	—	1,525	—	3,109
Non-GAAP adjusted net income	$30,389	$13,677	$84,684	$17,386

Accumulation of yield on preferred stock	—	(6,013)	—	(26,904)

Non-GAAP adjusted net income (loss) available to common stockholders	30,389	7,664	84,684	(9,518)

GAAP reported net (loss) income per diluted share	$(0.17)	$(0.14)	0.20	$(4.15)
Non-GAAP adjusted net income (loss) per diluted share	$0.51	$0.25	1.44	$(0.62)

Weighted average number of shares of common stock used in non-GAAP diluted per share (1)	59,270,603	30,212,959	58,776,158	15,324,362

(1)	The difference in diluted shares compared to the US GAAP computation for the three months ended September 30, 2021, is because all stock options and warrants have been excluded from the computation of diluted weighted-average shares outstanding. See Note 14 to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2021, our cash and cash equivalents consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of September 30, 2021, we had $200.0 million in borrowings outstanding. The term loan bears interest at an interest rate equal to LIBOR (subject to a 1.00% floor) plus 6.50%. Based on the $200.0 million of principal outstanding as of September 30, 2021, an immediate 10% change in the Prime Rate would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2021 or 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Blackstone Credit Agreement contains restrictive and financial covenants that may limit our operating flexibility.

Our Blackstone Credit Agreement contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event that, we or our subsidiaries engage in new lines of business, incur additional indebtedness or liens, make certain investments, make certain payments, pay cash dividends, merge with other companies or consummate certain changes of control, make certain acquisitions, transfer or dispose of certain assets, liquidate or dissolve, amend certain material agreements, enter into sale and leaseback transactions, enter into various other specified transactions, or change our name, location, or executive office without notice. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders, or in certain cases Blackstone on their behalf, or prepay the outstanding amount under the Blackstone Credit Agreement. The Blackstone Credit Agreement also contains a financial covenant that requires us to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to $10.0 million.

Our obligations under the Blackstone Credit Agreement are secured by all of our assets, with certain exceptions. We may not be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the Blackstone Credit Agreement. Furthermore, our future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under the Blackstone Credit Agreement. In the event of a liquidation, the lenders under the facility would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors then existing, including the lenders under the Blackstone Credit Agreement, were first repaid in full.

Our failure to comply with the covenants or other terms of the Blackstone Credit Agreement, including as a result of events beyond our control, could result in a default under the Blackstone Credit Agreement that could materially and adversely affect the ongoing viability of our business.

Blackstone and the other Lenders may elect to accelerate the repayment of all unpaid principal of the Loans, accrued interest and other amounts owed under the Blackstone Credit Agreement upon consummation of a specified change of control transaction or the occurrence of certain events of default (as specified in the Blackstone Credit Agreement), including, among other things:

●	our default in a payment obligation under the Blackstone Credit Agreement;
●	our breach of the restrictive covenants or other terms of the Blackstone Credit Agreement;
●	our breach of reporting obligations;
●	our failure to properly maintain the collateral;

●	the termination or materially adverse amendment of a permit or authorization related to one of our products that is not revoked within 90 days;
●	a specified change of control transaction occurring under the License Agreement;
●	with respect to WAKIX or another material product, a governmental authority (i) asserting that such product lacks a material authorization, which assertion is not withdrawn or resolved within 90 days or (ii) taking certain regulatory actions resulting in a discontinuance, withdrawal or delay of such product which would reasonably be expected to last for more than 90 days;
●	a recall that would reasonably be expected to result in a material adverse effect;
●	our entry into a settlement agreement with a government authority resulting in liability greater than $2.0 million;
●	our material breach under or the early termination of one of our key intellectual property licensing or supply chain agreements; and
●	certain specified insolvency and bankruptcy-related events.

Subject to any applicable cure period set forth in the Blackstone Credit Agreement, all amounts outstanding with respect to the Loans (principal and accrued interest), as well as any applicable prepayment premiums or interest “make-whole” payments, would become due and payable, and upon the occurrence of a payment event of default and following acceleration of the Loans, all past due obligations shall bear interest at a default interest rate that is 2.00% higher than the otherwise applicable rate. Our assets or cash flow may not be sufficient to fully repay our obligations under the Loans if the obligations thereunder are accelerated upon any events of default. Further, if we are unable to repay, refinance or restructure our obligations under the Loans, the Administrative Agent on behalf of the Lenders could proceed to protect and enforce their rights under the Blackstone Credit Agreement and other loan documents by exercising such remedies (including foreclosure on the assets securing our obligations under the Blackstone Credit Agreement and the other loan documents) as are available to the Administrative Agent and the Lenders and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the Blackstone Credit Agreement or other loan documents or in aid of the exercise of any power granted in the Blackstone Credit Agreement or other loan documents. Such repayment could have a material adverse effect on our business, operating results and financial condition.

We have never paid dividends on our common stock and we do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. Furthermore, our Blackstone Credit Agreement contains negative covenants that limit our ability to pay dividends.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
No.	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Harmony Biosciences Holdings, Inc.	8-K	August 21, 2020	3.1
3.2	Amended and Restated Bylaws.	8-K	August 21, 2020	3.2
10.1	Credit Agreement, dated as of August 9, 2021, among Harmony Biosciences Holdings, Inc., as Borrower, Harmony Biosciences, LLC, as Guarantor, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent.	10-Q	August 10, 2021	10.2
10.2	Pledge and Security Agreement, dated as of August 9, 2021, among Harmony Biosciences Holdings, Inc. and Harmony Biosciences, LLC, as Grantors, the other Grantors from time to time party thereto and Wilmington Trust, National Association, as Administrative Agent.	10-Q	August 10, 2021	10.3
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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

HARMONY BIOSCIENCES HOLDINGS, INC.

By:	/s/ John C. Jacobs
Name:	John C. Jacobs
Title:	President, Chief Executive Officer and Director (principal executive officer)
Date:	November 9, 2021

By:	/s/ Sandip Kapadia
Name:	Sandip Kapadia
Title:	Chief Financial Officer (principal financial officer)
Date:	November 9, 2021