Form 10-K
period 2021-12-31
Harmony Biosciences Holdings, Inc.
filed 2022-02-28
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-39450

HARMONY BIOSCIENCES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-2279923
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
630 W. Germantown Pike, Suite 215, Plymouth Meeting, PA	19462
(Address of principal executive offices)	(Zip Code)

(484) 539-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
Common Stock, par value $0.00001 value per share	HRMY	The Nasdaq Stock Market LLC
(Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $730.5 million. As of February 25, 2022, the registrant had 58,872,147 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III where indicated.

Part I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, the anticipated impact of the novel coronavirus (“COVID-19”) pandemic on our business, business strategy, products, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, statements about:

●	our commercialization efforts and strategy for WAKIX;
●	the rate and degree of market acceptance and clinical utility of pitolisant in additional indications, if approved, and any other product candidates we may develop or acquire, if approved;
●	our research and development plans, including our plans to explore the therapeutic potential of pitolisant in additional indications;
●	our ongoing and planned clinical trials;
●	our ability to expand the scope of our license agreement with Bioprojet Société Civile de Recherche (“Bioprojet”);
●	the availability of favorable insurance coverage and reimbursement for WAKIX;
●	the impact of the COVID-19 pandemic;
●	the timing of, and our ability to obtain, regulatory approvals for pitolisant for other indications as well as any other product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing needs;
●	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	significant competition in our industry;
●	our intellectual property position;
●	loss or retirement of key members of management;
●	failure to successfully execute our growth strategy, including any delays in our planned future growth;
●	our failure to maintain effective internal controls; and

●	the impact of government laws and regulations.

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

As used herein, the terms “Harmony,” “we,” “us,” “our” and “the Company” refer to Harmony Biosciences Holdings, Inc., a Delaware corporation, and our operating subsidiary, Harmony Biosciences, LLC.

Item 1. Business.

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

We are currently pursuing label expansion for WAKIX in narcolepsy in pediatric patients and have engaged with the FDA in pursuit of pediatric exclusivity. Our strategic partner, Bioprojet is evaluating pitolisant in pediatric patients with narcolepsy and has completed a Phase 3 trial. We will be working with Bioprojet to assess the data from the Phase 3 trial to inform how best to advance the pediatric narcolepsy program. We believe that our strategic decision to assess this data first before advancing the pediatric program is the most prudent and thoughtful path forward from a development and financial perspective. In the meantime, we are continuing to evaluate regulatory strategies with regard to obtaining pediatric exclusivity. We anticipate providing an update on the path forward later this year.

We believe that pitolisant’s ability to regulate histamine gives it the potential to provide therapeutic benefit in other rare neurological diseases that are mediated through H3 receptors and histamine signaling. Beyond narcolepsy, we are initially focusing on the treatment of EDS associated with Prader-Willi Syndrome (“PWS”) and myotonic dystrophy, otherwise known as dystrophia myotonica (“DM”). We opened an investigational new drug application (“IND”) for pitolisant for the treatment of PWS in November 2019, completed a Phase 1 PK clinical trial in pediatric patients with PWS in December of 2019, then initiated a long-term, open-label safety trial in those patients who participated in the Phase 1 PK trial. In December 2020, we initiated a Phase 2 proof of concept (“POC”) clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS and anticipate topline results from this POC trial in the second half of 2022. In June 2021, we initiated a Phase 2 clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and anticipate topline results in 2023. In addition to these potential indications, we opened an IND for pitolisant for the treatment of idiopathic hypersomnia (IH) in November 2021 and plan to initiate a Phase 3 trial in adult patients with IH in the first half of 2022.

We also seek to expand our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients with rare neurological diseases and/or neurological diseases that would allow us to leverage our existing infrastructure and expertise. Consistent with this objective, on August 4, 2021, we acquired HBS-102, a Melanin-concentrating hormone receptor 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. In connection with the acquisition, we made an upfront payment of $3.5 million and will be required to make certain payments upon the achievement of certain development milestones, regulatory milestones, and sales milestones and pay ongoing royalties upon commercialization. We acquired full development and commercialization rights globally, but we have provided a grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. We are currently assessing potential clinical targets for HBS-102 which will inform our development strategy going forward.

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

Our operating subsidiary, Harmony Biosciences, LLC, was formed in May 2017. We were formed in July 2017 as Harmony Biosciences II, LLC, a Delaware limited liability company, and we converted to a Delaware corporation named Harmony Biosciences II, Inc. in September 2017. In February 2020, we changed our name to Harmony Biosciences Holdings, Inc. Our operations to date have consisted of building and staffing our organization, acquiring the rights to pitolisant, raising capital, opening an IND for pitolisant in narcolepsy, conducting an Expanded Access Program (“EAP”) for pitolisant for appropriate patients with narcolepsy in the United States, preparing and submitting our NDA for pitolisant, gaining NDA approval for WAKIX for the treatment of EDS or cataplexy in adult patients with narcolepsy, and launching and commercializing WAKIX in the United States. In addition, we have opened INDs for the development of WAKIX/pitolisant in PWS, DM and IH and have initiated clinical trials in PWS and DM in pursuit of potential new indications in those rare disease patient populations. We also plan to initiate a Phase 3 trial in IH in the first half of 2022.

Initial Public Offering

In August 2020, we completed the initial public offering (“IPO”) of our common stock, in which we sold 6,151,162 shares, including 802,325 shares pursuant to the underwriters’ over-allotment option. The shares were sold at an IPO price of $24.00 per share for net proceeds of approximately $135.4 million, after deducting underwriting discounts and commissions and offering expenses of approximately $12.2 million. Upon the closing of the IPO, all outstanding shares of our convertible preferred stock were automatically converted into shares of common stock and the accrued dividend payable to holders of the convertible preferred stock was paid out in shares of common stock, resulting in a total of 42,926,630 shares of common stock being issued to former holders of our convertible preferred stock. In addition, warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for a total of 410,239 shares of common stock, which were exercised in September 2021 resulting in a net settlement of 221,511 shares of common stock being issued.

COVID-19 Business Update

 During the COVID-19 pandemic, we developed a response strategy that included establishing cross-functional response teams and implementing business continuity plans to manage the impact of the pandemic on our employees, patients, healthcare professionals (“HCPs”), and our business.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Business Update” in Part II, Item 7 of this Annual Report on Form 10-K.

Narcolepsy Market Overview

Narcolepsy is a rare, chronic and debilitating neurological disorder of sleep-wake state instability that is estimated to affect approximately 165,000 Americans, with fewer than 50% diagnosed. Narcolepsy is characterized by EDS, which is present in all patients with narcolepsy and is the primary reason why patients seek treatment. EDS is the inability to stay awake or alert throughout the day, including an irrepressible need for sleep, with lapses into drowsiness or sleep, which has a significant impact on a patient’s ability to function. Additional symptoms of narcolepsy may include cataplexy (which is characterized by sudden and transient episodes of muscle weakness accompanied by full conscious awareness), hallucinations, sleep paralysis and disrupted nighttime sleep. In most patients, narcolepsy is caused by the loss of orexin/hypocretin, a neuropeptide in the brain that, along with histamine, works to support sleep-wake state stability. This disorder affects men and women equally, with typical symptom onset in adolescence or young adulthood; however, it can take up to a decade after onset of symptoms to be properly diagnosed. The U.S. narcolepsy market had an approximate net sales value of $2.1 billion in 2020. The market is expected to continue to grow based on several factors, including, but not limited to, the introduction of new innovative therapies that offer novel mechanisms of action resulting in improved safety/tolerability profiles while delivering clinically meaningful efficacy, additional investment in education, increased rates of diagnosis, and population growth.

Prior to the FDA’s approval of WAKIX in 2019, there were six approved medications to treat patients with narcolepsy, all of which are scheduled as controlled substances, and no new therapies had been approved for narcolepsy patients in the United States since 2007. These medications included Xyrem (sodium oxybate), Provigil (modafinil), Nuvigil (armodafinil), Ritalin (methylphenidate), Adderall (amphetamine salts) and Sunosi (solriamfetol). Following the approval of WAKIX, in July 2020 the FDA approved a new lower sodium formulation of Xyrem called Xywav. These approved drugs are prescribed in accordance with their individual labels for indications covering narcolepsy, cataplexy and/or EDS related to narcolepsy, and have demonstrated the ability to improve the lives of the patients suffering from these symptoms. In addition, Xyway was approved in August 2021 for the treatment of idiopathic hypersomnia in adults. Other prescription drugs are used off-label for the treatment of either EDS or cataplexy in patients with narcolepsy, including stimulants for EDS and antidepressants for cataplexy. Despite the benefits provided by the available medications, according to the American Academy of Sleep Medicine (“AASM”), traditional stimulants, wake-promoting agents and sodium oxybate, at best, provide only moderate improvement in narcolepsy symptoms and side effects may limit their use. Some of the current therapies have significant side effects (such as increased heart rate and blood pressure) and boxed warnings due to the risk of respiratory depression, abuse and dependence. These therapies also have the potential for rebound and withdrawal symptoms. The Voice of the Patient report from the FDA’s patient-focused drug development initiative, published in 2014, concluded that, based on the overall benefit-risk assessment of current medications, there is a continued need for additional effective and tolerable treatment options for patients with narcolepsy. In a retrospective electronic chart review conducted by Rush University Medical Center from June 2011 to December 2018, over 75% (73 out of 97 respondents) of patients with narcolepsy reported at least one residual symptom while on their current treatment. In a third party survey that we commissioned prior to the commercialization of WAKIX, of the 200 patients with narcolepsy who were surveyed, 86% (173 out of 200 respondents) of patients reported narcolepsy is a life changing disorder and 93% (157 out of 169 respondents) expressed frustration with current treatment options, while 31 patients were not on treatment and, as such, did not provide a response to this question. The main drivers of patients’ dissatisfaction were side effects and tolerability, loss of efficacy over time and concerns about abuse and dependence with current therapies.

In market research sponsored by us prior to the commercial release of WAKIX, both patients and HCPs expressed frustration and dissatisfaction with then-existing therapies, reflecting current unmet medical needs. These unmet needs included, in order of importance, the availability of: (i) non-scheduled treatment options, (ii) more tolerable treatment regimens, (iii) more effective treatment options, (iv) novel MOAs beyond currently available therapies and (v) once-daily treatment options. Based on our market research, we believe the most significant unmet need identified was the availability of non-scheduled treatment options. Other than WAKIX, all drugs approved by the FDA for the treatment of narcolepsy, including stimulants, are scheduled as controlled substances by the DEA. Controlled substances have the potential for abuse, misuse, and diversion. In addition, these products also have the potential for the development of tolerance and withdrawal symptoms. Despite their inherent drawbacks, due to the limited number of treatment options, stimulants have historically been a primary treatment for people with narcolepsy. In addition to having the potential for abuse, all of the treatments approved for narcolepsy, except WAKIX, require a Risk Evaluation and Mitigation Strategy (“REMS”) program, which is required by the FDA for certain medications with serious safety concerns to help ensure the benefits of the medication outweigh its risks.

Our Solution

WAKIX (pitolisant) represents a novel approach to narcolepsy treatment. We believe that WAKIX offers a meaningfully differentiated product profile over current treatment options for the following reasons:

●	First-in-class molecule with a novel MOA. WAKIX is the only selective H3 receptor antagonist/inverse agonist approved by the FDA. It is approved for the treatment of EDS or cataplexy in adult patients with narcolepsy and is the only narcolepsy treatment that works primarily through histamine, a major wake-promoting neurotransmitter. Pitolisant is thought to work by regulating histamine, such that it activates wake-promoting neurons and inhibits sleep promoting neurons, which helps to stabilize states of sleep and wakefulness. We believe that these novel characteristics differentiate it from other narcolepsy treatments.
●	First-and-only non-scheduled treatment for narcolepsy. WAKIX is the first-and-only FDA-approved treatment for narcolepsy that is not scheduled as a controlled substance by the DEA. We believe one of the most significant unmet needs is the availability of non-scheduled treatment options. In a clinical trial, pitolisant demonstrated statistically significantly lower abuse potential compared to phentermine (a Schedule IV stimulant), consistent with its lack of abuse potential.
●	WAKIX is not a stimulant. Stimulants are one of the most commonly prescribed treatments for patients with narcolepsy. Unlike stimulants, in clinical trials, WAKIX showed no evidence for the development of drug tolerance or withdrawal symptoms. Therefore, there is no need for patients to temporarily stop the medication to reset efficacy. In addition, unlike stimulants, WAKIX does not increase dopamine levels in the brain’s reward center, which contributes to its lack of abuse potential. According to the National Sleep Foundation, stimulants have the potential for abuse, so their use must be considered carefully by patients and HCPs. WAKIX gives patients and HCPs a different therapeutic option.
●	WAKIX can be used as monotherapy or administered concomitantly with other narcolepsy treatments. Narcolepsy is a difficult disorder to manage and the majority of narcolepsy patients often require multiple medications to treat their symptoms. WAKIX was studied in combination with each of modafinil and sodium oxybate (two common treatments for narcolepsy) and demonstrated no effect on the pharmacokinetic (“PK”) profile of either treatment, and neither treatment had a clinically relevant effect on the PK profile of WAKIX. We believe the ability of WAKIX to be taken as monotherapy or concomitantly with other narcolepsy medications affords HCPs the flexibility to better manage their patients with narcolepsy.
●	WAKIX is a once-daily oral tablet administered in the morning upon wakening. Patients have identified a need for treatment options that are easier to take and are dosed less frequently. We believe that once-daily dosing with WAKIX addresses this need and may help improve patient compliance with treatment.

Our Strategy

Our goal is to become a leading pharmaceutical company dedicated to developing and commercializing novel treatment options for patients living with rare neurological diseases and/or neurological diseases where we can leverage our existing infrastructure and expertise. The key elements of our strategy are outlined in our three pillars of growth:

●	Pillar I: Optimize the Performance of WAKIX in Adult Patients with Narcolepsy
o

Commercialize WAKIX in the United States. We have assembled a team of approximately 180 professionals that possess comprehensive life sciences experience. We have also established a robust company infrastructure to execute on our core business and growth strategies. This team includes over 70 dedicated and experienced sales professionals who call on the approximately 8,000 HCPs who treat approximately 90% of narcolepsy patients in the United States. In November 2019, we launched commercial sales of WAKIX in the United States.

●	Pillar II: Expand the Clinical Utility of WAKIX
o

Expand WAKIX Label in Narcolepsy. Building upon the EDS and cataplexy indications in adult patients with narcolepsy, we are working with our partner Bioprojet in pursuit of gaining a pediatric indication for both EDS and cataplexy. We have also engaged with the FDA with regard to pursuing pediatric exclusivity.

o

Pursue New Indications Beyond Narcolepsy. We believe that pitolisant’s novel MOA offers a portfolio in a product opportunity and has therapeutic potential in several other patient populations living with rare neurological diseases. We opened an IND for pitolisant for the treatment of PWS in November 2019 and completed a Phase 1 PK clinical trial in pediatric patients with PWS in December 2019, then initiated a long-term, open-label safety trial in those patients who participated in the Phase 1 PK trial. In December 2020, we initiated a Phase 2 proof of concept clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, including behavioral symptoms and cognitive impairment. Topline results from this clinical POC trial are anticipated in the second half of 2022. In June 2021, we initiated a Phase 2 clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and anticipate topline results in 2023. In addition to these potential indications, we opened an IND for pitolisant for the treatment of idiopathic hypersomnia (IH) in November 2021 and plan to initiate a Phase 3 trial in adult patients with IH in the first half of 2022.

●	Pillar III: Acquire New Assets to Expand our Product Portfolio
o

Explore Expansion of our Product Portfolio. As we continue our commercial growth and advance our clinical development programs with pitolisant, a key component of our strategy is to expand our product portfolio beyond pitolisant by partnering, co-developing or acquiring assets focused on rare neurological diseases and/or other diseases serving patients with unmet medical needs that are complementary to our existing research and development expertise and/or commercial footprint.

Our Commercialization Strategy

We launched WAKIX into the narcolepsy market in November 2019 and are engaging with HCPs, patients and payors through the focused commercialization strategy outlined below to optimize adoption of WAKIX in the marketplace:

●	HCP Awareness and Adoption: To facilitate HCP awareness and adoption of WAKIX, we have deployed our dedicated, in-house, over 70-person sales team to educate a defined prescriber base of approximately 8,000 HCPs comprised of neurologists, pulmonologists, sleep specialists, psychiatrists and high-prescribing primary care physicians who specialize in or focus on sleep disorders. We believe these HCPs diagnose and treat approximately 90% of the narcolepsy patients in the United States. We began our commercial HCP outreach in August 2019 following FDA approval of WAKIX for the treatment of EDS in adult patients with narcolepsy and our efforts continue following the approval of the cataplexy indication in October 2020.

●	Patient Awareness: It is estimated that narcolepsy affects approximately 165,000 Americans with fewer than 50% diagnosed. Of those living with narcolepsy in the United States, it is estimated that fewer than 45,000 are on narcolepsy medications, which we believe indicates a significant unmet medical need. To drive patient awareness of WAKIX and its differentiated product profile, we have been communicating with the narcolepsy patient community and providing them with educational materials and information on WAKIX.
●	Payor Coverage: Recognizing the importance of payor coverage, our field market access team has been engaging with national and regional payors over the past two plus years to educate them on the clinical data and value proposition of WAKIX. Through December 31, 2021, we have secured formulary access for approximately 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States. Within these covered lives, we have observed favorable access to WAKIX subsequent to the expanded approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020.

We believe the differentiating attributes of WAKIX that have facilitated and will continue to facilitate awareness, adoption, and coverage include: (i) it is a first-in-class molecule with a novel MOA, (ii) it is the first-and-only non-scheduled treatment approved for EDS or cataplexy in adult patients with narcolepsy, (iii) it is not a stimulant, (iv) it has broad clinical utility because it can be used as monotherapy or administered concomitantly with other narcolepsy treatments, and (v) it is a once-daily oral tablet administered in the morning upon wakening. In September 2021, the American Academy of Sleep Medicine (AASM) updated its clinical practice guidelines on central disorders of hypersomnolence, which serve as evidence based treatment guidelines for these disorders.  In it, WAKIX received a strong recommendation for the treatment of both excessive daytime sleepiness and cataplexy in adult patients with narcolepsy.

As of December 31, 2021, we continue to see growth in unique HCPs of WAKIX since it became available in November 2019. The average number of patients on WAKIX at the end of 2021 was approximately 3,800. Additionally, as of December 31, 2021, we have secured formulary access for approximately 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States. Within these covered lives, we have observed favorable access to WAKIX subsequent to the expanded approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020.

Our Development Pipeline

Development Pipeline Chart

Product / Indication
Pre-IND
Phase 1
Phase 2
Phase 3
Regulatory Filing1
Marketed Product
WAKIX®
EDS in Narcolepsy (Adults)
Cataplexy in Narcolepsy (Adults)
Pitolisant
Pediatric Narcolepsy
Idiopathic Hypersomnia (IH)
Prader-Willi Syndrome (PWS)
Myotonic Dystrophy (DM)
HBS-102
Other Neurological Diseases

1. Includes New Drug Applications and supplemental New Drug Applications.

Label Expansion of WAKIX in Narcolepsy

Pediatric Narcolepsy

Approximately 5% of diagnosed narcolepsy patients (approximately 3,600 patients) are 19 years of age or under. Symptoms often have a more profound effect in children, resulting in reduced function and greater psychological impact. Until the fourth quarter of 2018, no treatments were approved for pediatric patients with narcolepsy, at which time Xyrem received an expanded indication for the treatment of cataplexy or EDS in patients seven years of age or older with narcolepsy. Xywav (low sodium formulation of Xyrem) received the same indication in July 2020. We are working with our partner Bioprojet in pursuit of gaining a pediatric indication for both EDS and cataplexy. We have also engaged with the FDA in pursuit of pediatric exclusivity.

Develop Pitolisant in New Patient Populations in Pursuit of Additional Indications

We believe that pitolisant’s ability to regulate histamine and histaminergic signaling gives it the potential to provide therapeutic benefit in other disorders that are mediated through the H3 receptor and histamine signaling and offers a portfolio in a product opportunity with pitolisant. Histamine plays an important role in normal physiologic functioning beyond wakefulness in the areas of attention, vigilance, behavior and cognition. The presence of H3 receptors in the hypothalamus, brainstem and cerebral cortex account for different functions, which could provide an opportunity for pitolisant to treat symptoms other than EDS in different disorders. In addition, H3 receptors are located mainly in the CNS as opposed to other parts of the body outside the CNS, which contributes to its overall tolerability profile. This fact, along with pitolisant being highly selective for the H3 receptor (as opposed to H1 receptors, H2 receptors and H4 receptors), is the reason we believe in pitolisant’s unique MOA and its potential to improve symptoms in patients living with rare neurological diseases, in which impaired histamine signaling is part of the underlying pathophysiology.

●
Role of histamine in normal physiologic functioning beyond wake promotion (e.g. attention, vigilance, behavior, cognition)
●
Location of H3 receptors in hypothalamus, brainstem, and cerebral cortex account for different functions (and potential symptoms in different disorders)
●
Limited H3 receptor populations outside the CNS

We have continued to seek new indications in rare neurological disease patient populations that have EDS as a prominent symptom, along with other symptoms mediated by CNS histamine signaling.  We opened an IND for pitolisant for the treatment of PWS in November 2019, completed a Phase 1 PK clinical trial in pediatric patients with PWS in December of 2019, then initiated a long-term, open-label safety trial in those patients who participated in the Phase 1 PK trial. In December 2020, we initiated a Phase 2 proof of concept clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, including behavioral symptoms and cognitive impairment. Topline results from this clinical POC trial are anticipated in the second half of 2022. In June 2021, we initiated a Phase 2 clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and anticipate topline results in 2023. In addition to these potential indications, we opened an IND for pitolisant for the treatment of idiopathic hypersomnia (“IH”) in November 2021 and plan to initiate a Phase 3 trial in adult patients with IH in the first half of 2022.

Idiopathic Hypersomnia

IH, like narcolepsy, is another CNS disorder of hypersomnolence resulting in sleep-wake state instability. It is a rare and chronic neurological disease that is characterized by EDS despite sufficient or even long sleep time. Sleep in patients with IH is not felt to be refreshing, no matter how much sleep they get. People living with IH experience significant EDS along with the symptoms of sleep inertia (prolonged difficulty waking up from sleep) and ‘brain fog’ (impaired cognition, attention, and alertness). Symptoms of IH often begin in the late teens or early twenties but patients often experience a long diagnostic journey and do not receive an accurate diagnosis until reaching their thirties. Based on insurance claims data, the number of patients diagnosed with IH in the US ranges from 30,000 to 40,000.

The FDA accepted an IND application for pitolisant for the treatment of idiopathic hypersomnia in November 2021. The Company is planning to initiate a Phase 3 clinical trial to evaluate the safety and efficacy of pitolisant in adult patients with IH in the first half of 2022.

Prader-Willi Syndrome

PWS is a rare genetic disorder caused by a loss of function of specific genes on chromosome 15 resulting in hypothalamic dysfunction and decreased levels of orexin/hypocretin in some patients with PWS. The hypothalamus controls both sleep-wake states and hunger-satiety; therefore, two of the main symptoms in patients with PWS are EDS and hyperphagia. Other features include low muscle tone, short stature, behavioral problems and cognitive impairment. It is estimated that approximately 15,000 to 20,000 people in the United States suffer from PWS, and over half of those suffering from PWS also have reported or experienced EDS. We opened an IND for pitolisant for the treatment of PWS in November 2019, completed a Phase 1 PK clinical trial in pediatric patients with PWS in December of 2019, then initiated a long-term, open-label safety trial in those patients who participated in the Phase 1 PK trial. In December 2020, we initiated a Phase 2 proof of concept clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, including behavioral symptoms and cognitive impairment. Topline results from this clinical POC trial are anticipated in the second half of 2022

PWS poses a heavy burden for both patients and caregivers and there are few therapeutic options available and no FDA-approved treatments for EDS in patients with PWS. Clinical development programs in PWS have focused on hyperphagia, with no other programs focusing on EDS or cognitive function. EDS is thought to have a negative effect on behavior and cognitive function and could exacerbate these symptoms in patients with PWS. In addition, impaired histamine signaling in the brain can contribute to behavioral symptoms and impaired cognition. We believe there is a compelling opportunity for the mechanism of action of pitolisant to impact the EDS component of this disorder as well as other symptoms, such as behavioral issues and cognitive impairment.

We have collaborated with the Foundation for Prader-Willi Research (the “FPWR”) to advance our clinical program and underscore our commitment to this patient population. We are members of the FPWR Clinical Trials Consortium and are working with members of its Scientific Advisory Board to gain their insights for our development program. Progress to date includes (i) opening an IND for PWS in October 2019, (ii) the completion of a Phase 1 PK trial in patients with PWS in December 2019, with patients actively rolling over into an open-label, long-term safety trial, (iii) the submission of a Phase 2 proof of concept clinical protocol to the FDA for review and comment, and (iv) initiation of a Phase 2 clinical POC trial in December 2020.

The Phase 2 clinical POC trial is a randomized, double-blind, placebo-controlled trial to assess the safety and efficacy of pitolisant in patients with PWS ages 6 to 65. An estimated 60 to 70 patients will be enrolled at approximately 15 sites across the United States. Patients will be randomized to low-dose pitolisant, high-dose pitolisant or placebo in a 1:1:1 treatment ratio and titrated over three weeks up to their randomized dose, followed by eight weeks of stable dosing. The primary trial objective is to assess for improvement in EDS as measured by both subjective and objective scales. Secondary endpoints include several behavioral symptom scales as well as specific measures of cognitive function using validated computer-based assessments. Clinician global impression of disease severity, caregiver global impression of EDS severity, and overall caregiver burden will be measured. Exploratory endpoints include the effect of pitolisant on hyperphagia and measurements of ghrelin levels. Patients who complete the trial will be eligible to participate in an open-label extension phase to assess the long-term safety and effectiveness of pitolisant in patients with PWS, which will run throughout the duration of the PWS development program.

Myotonic Dystrophy

DM is a rare, multi-system genetic disease that affects the neuromuscular system as well as several other systems. The primary symptom in patients with DM is myotonia, which is an impairment in the ability of muscles to relax; progressive muscle weakness is another prominent symptom of the disorder. It is inherited in an autosomal dominant pattern and there are two main types: DM1 and DM2. The underlying cause of DM1 is a mutation in the DMPK gene on chromosome 19. DM1 is the most common form of adult-onset muscular dystrophy and affects as many as 160,000 patients in the United States. EDS and fatigue are hallmark clinical characteristics in the majority of patients with DM1 and are referred to as the most frequent non-muscular symptoms in patients with DM1. EDS and fatigue occur in approximately 80% to 90% of patients with DM1. Cognitive impairment is also a prominent symptom in patients with DM1 and all of these symptoms are thought to be mediated through H3 receptors and histaminergic pathways located throughout the CNS. DM2 is not as common as DM1 with an estimated prevalence of between 3,000 and 29,000 patients in the United States. The underlying cause of DM2 is a mutation in the CBNP gene on chromosome 3. Patients with DM1 and DM2 share similar phenotypes but disease onset is later in patients with DM2 and symptoms tend to be milder. There are currently no FDA-approved treatments for patients with DM, which represents a significant unmet medical need.

The therapeutic application of pitolisant may provide benefits across the key symptoms of EDS and fatigue which are often among the chief complaints of patients with DM. In a survey of 451 DM1 patients, daytime sleepiness and fatigue were second only to muscle weakness in symptom prevalence and impact. Our clinical program is designed to demonstrate effect on measures of EDS and fatigue, as well as assess performance related to cognitive function, such as attention, vigilance and working memory. Progress to date includes working with key opinion leaders to develop the scientific rationale for the investigation of pitolisant in patients with DM, development of a Phase 2 clinical protocol, submission of an IND at the end of 2020, the opening of an IND in January 2021, and initiation of a Phase 2 clinical trial in adult patients with DM1 in June of 2021.

The Phase 2 clinical trial is a randomized, double-blind, placebo-controlled trial to assess the safety and efficacy of pitolisant in adult patients with DM1 ages 18 to 65. An estimated 130 to 140 patients will be enrolled at approximately 20 to 22 sites across the United States and Canada. Patients will be randomized to low-dose pitolisant, high-dose pitolisant, or placebo in a 1:1:1 treatment ratio and titrated over three weeks up to their randomized dose, followed by eight weeks of stable dosing. The primary trial objective is to assess for improvement in EDS as measured by the MWT and the ESS. Secondary endpoints include assessments of fatigue as well as specific measures of cognitive function using validated computer-based assessments. Clinician and patient global impression of disease severity using the CGI-S and PGI-S, respectively, will be measured as well as disease-specific patient assessments of overall disease burden. Plasma samples will be collected to generate pharmacokinetic data and a PK/PD analysis will be performed. Patients who complete the trial will be eligible to participate in an open-label extension phase to assess the long-term safety and effectiveness of pitolisant in adult patients with DM1, which will run throughout the duration of the DM development program.

Expand our pipeline through acquisition of additional assets

HBS-102

On August 4, 2021, we acquired HBS102 along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. We acquired full development and commercialization rights globally, but we have provided a grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. HBS-102 is a Melanin-concentrating hormone receptor 1 (MCHR1) antagonist and a potential first-in-class molecule with a novel mechanism of action. We are currently assessing potential clinical targets for HBS-102 which will inform our development strategy going forward.

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

WAKIX competes with currently FDA-approved products for the treatment of EDS or cataplexy in adult patients with narcolepsy, all of which are controlled substances. Jazz Pharmaceuticals’ Xyrem (sodium oxybate) is an FDA-approved product for the treatment of cataplexy or EDS in patients 7 years of age and older with narcolepsy Xyrem is a Schedule III controlled substance available only through a restricted access REMS program. Xywav, a lower sodium formulation of Xyrem, was approved in July 2020, (became commercially available in November 2020), and is also a Schedule III controlled substance subject to the same restricted access REMS program as Xyrem. Provigil and Nuvigil, which are Schedule IV WPAs, and stimulants such as methylphenidate and amphetamine (both Schedule II controlled substances), are approved for the treatment of EDS in narcolepsy. Anti-depressants and certain other agents are sometimes used off-label for the treatment of cataplexy in narcolepsy. Jazz Pharmaceuticals’ Sunosi (solriamfetol) was approved by the FDA in March 2019 and launched in July 2019. Sunosi (solriamfetol) is a Schedule IV controlled substance and is indicated to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea. It is not indicated for cataplexy in patients with narcolepsy. Additionally, Avadel Pharmaceuticals is working on a once nightly formulation version of sodium oxybate, with approval expected in 2023 or beyond, and Xyrem is expected to go generic in 2023 or earlier depending upon the achievement of certain milestones in their agreement with generic filer Hikma Pharmaceuticals. Beyond 2023, there are other potential future competitive products in development, including Axsome Therapeutics’ AXS-12 (reboxetine) product candidate and Takeda’s TAK-925/994/861 (orexin 2 receptor agonist) product candidates.

We believe WAKIX offers a differentiated product profile that is competitive with each of the products listed above, some of which are only approved for EDS while others (Xyrem and Xywav) are approved for the treatment of both EDS or cataplexy in patients with narcolepsy. It should be noted that WAKIX has not been compared with these products in head-to-head clinical trials, but its non-scheduled status represents a distinct competitive advantage relative to those same products. Additionally, WAKIX is priced lower than Xyrem and Xywav, which we believe is a competitive advantage for WAKIX and may contribute to third-party payor preferences for WAKIX relative to Xyrem and Xywav. Conversely, WAKIX is priced higher than other competitors such as Provigil (modafinil), Nuvigil, Sunosi (armodafinil) and certain generic competitors, such as methylphenidate and amphetamine, which may contribute to third-party payor preferences for those lower-priced treatment options relative to WAKIX.

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

Our current supply chain for WAKIX involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, intermediate and starting material manufacturing, drug substance manufacturing, and drug product manufacturing, labeling and secondary packaging, and distribution services:

●	Interor S.A. manufactures our BF4 and BF6 intermediate and starting material used in the active pharmaceutical ingredient (“API”).
●	Corden Pharma Chenôve SAS, a full-service contract development and manufacturing organization (“CDMO”) manufactures our API.
●	Patheon UK Limited, a CDMO owned by Thermo Fisher Scientific Inc., manufactures our finished product tablets and fills them into unlabeled bottles.
●	Pharma Packaging Solutions, LLC dba Tjoapack, LLC, handles our labeling and secondary packaging.
●	Integrated Commercialization Solutions, LLC (ICS), a division of AmerisourceBergen Corporation, is our third-party logistics provider.
●	Inmar Rx Solutions, Inc., an advanced technology and data analytics company, specializes in reverse distribution of our product and manages our pharmaceutical returns and product recall, if needed.

Customers and Suppliers

We depend on a few major customers. For the year ended December 31, 2021, three customers accounted for 100% of gross product revenues; Caremark LLC accounted for 36% of gross product revenues; PANTHERx Specialty Pharmacy LLC accounted for 35% of gross product revenues; and Accredo Health Group, Inc. accounted for 29% of gross product revenues. We also depend on a single source supplier for our product, product candidates and active pharmaceutical ingredient.

Strategic Agreement

License and Commercialization Agreement with Bioprojet

In July 2017, we and Bioprojet entered into the Bioprojet License Agreement. Bioprojet granted to us an exclusive, sublicensable license to commercialize, in the United States and its territories, commonwealths, and protectorates, including Puerto Rico, a product containing pitolisant currently known as WAKIX for narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, Parkinson’s disease, and any other indication agreed upon by the parties which currently include PWS and DM (“the field”), as well as rights to related patent rights, know-how, trademarks, trade dress, regulatory filings and approvals (the “Bioprojet Assets”). Bioprojet also granted us a co-exclusive (with Bioprojet), sublicensable license to Bioprojet Assets to clinically develop and register the pitolisant product in the field in the United States. Bioprojet retains the right to manufacture the product in the United States, and to develop outside the United States and commercialize other products that contain pitolisant as an active ingredient anywhere in the world. Bioprojet also granted us an exclusive license to use certain trademarks and trade names in connection with the commercialization of the product under the Bioprojet License Agreement. Under the Bioprojet License Agreement, we cannot, directly or indirectly, develop, market, sell, promote or file an NDA with respect to any product that would compete with pitolisant in the field.

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

We paid Bioprojet an initial license fee of $150.0 million, a milestone payment of $50.0 million upon FDA acceptance of the NDA in February 2019, and a milestone payment of $75.0 million plus an additional $2.0 million fee for approval of the NDA in November 2019. Upon the Cataplexy Milestone Trigger Date, we became obligated to make the Cataplexy Milestone Payment to Bioprojet pursuant to the terms of the Bioprojet License Agreement. Subsequently, in October 2020, we made a payment to Bioprojet of $2.0 million to extend the Cataplexy Milestone Payment due date to within 90 days of the Cataplexy Milestone Trigger Date. In January 2021, we made the $100.0 million Cataplexy Milestone Payment in full to Bioprojet. In addition, we are subject to a milestone payment of $40.0 million upon the attainment of aggregate net sales of WAKIX in the United States of $500.0 million subsequent to the date of NDA approval by the FDA pursuant to the Bioprojet License Agreement. We attained this milestone subsequent to December 31, 2021 and expect to make the milestone payment in March 2022. We agreed to pay royalties on the product at tiered royalty rates of 13% to 24% based on annual total net sales during the period commencing on first commercial sale of the product and ending on the latest of 10 years from first commercial sale of the product, expiration of all regulatory exclusivity, or expiration of the last Bioprojet patent covering the product. Such royalty payments are subject to reductions based on royalties paid to any third party in order for us to commercialize the product. We also agreed to pay royalties in consideration for a trademark license at a rate of 3% of net sales for 20 years after first commercial sale of the product. We further agreed to pay minimum royalties during the third through tenth year of the Bioprojet License Agreement if the product is approved for narcolepsy to the extent such minimum royalties exceed the royalties payable as described above, which minimum amounts were calculated based on sales materially below our sales forecast.

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

Our WAKIX patent portfolio is comprised of three U.S. patents exclusively licensed to us from Bioprojet. One U.S. patent, No. 8,207,197, has claims directed to a polymorph, i.e. a specific crystalline form, of pitolisant and, methods for preparing that polymorph of pitolisant, which is expected to expire in February 2029 without taking into consideration any possible patent term extension. A second U.S. patent, No. 8,486,947, has claims directed to methods of treating excessive daytime sleepiness by administering pitolisant, which is expected to expire in September 2029 without taking into consideration any possible patent term extension. With applicable patent term extension granted to us, we believe the term of the last-to-expire pitolisant-related patent in our portfolio will extend to February 2030 or September 2030, depending on which patent we elect for patent term extension as described below.

Our HBS-102 patent portfolio comprises three patent families.  The first patent family includes a U.S. patent No. 8,637,501, which has claims certain melanin-concentrating hormone (MCH-1) receptor antagonists as compositions of matter, as well as methods of making the antagonists, and methods of use for treating obesity, anxiety, and depression, and processes for preparing the compounds, which is expected to expire in April 2031 without taking into consideration any possible patent term extension.  A second patent family comprises three issued U.S. patents (Nos. 8,716,308; 9,296,743, and 9,650,378), and issued patents in Australia, Brazil, Canada, China, Germany, Spain, France, the United Kingdom, Israel, Italy, Japan, Korea, Mexico, and New Zealand.  The patents have claims directed to certain human MCH-1 receptor-selective antagonists as compositions of matter, and are expected to expire in June 2031 (the ‘308 patent) and January 2029 (the ‘743 and ‘378 patents, as well as the international patents).  The third patent family comprises a pending PCT application (WO2021/142395) and has claims directed to therapeutic combinations or formulations of drugs comprising triple monoamine reuptake inhibitors, MCH receptor 1 (MCHR1) antagonists, and diazoxide, and methods of treating or preventing hyperphagia, moderate to severe binge eating disorder, bulimia nervosa, and management of obesity.

The term of individual patents in our portfolio depends upon the legal term of patents in the countries in which they are obtained. In the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. The term of a U.S. patent may be eligible for patent term adjustment, which permits patent term restoration as compensation for delays incurred at the U.S. Patent and Trademark Office (the “USPTO”) during the patent prosecution process. In addition, for patents that cover an FDA-approved drug, the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) permits a patent term extension of up to five years beyond the expiration of the patent. While the length of the patent term extension is related to the length of time the drug is under regulatory review, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent per approved drug may be extended under the Hatch-Waxman Act. We have applied for patent term extension on two patents covering pitolisant (the ‘197 and ‘947 patents referenced above), only one of which will receive patent term extension, if at all. FDA has advised the USPTO that the relevant regulatory review period for WAKIX was 505 days and, based on that information, we estimate the length of such patent term extension to be 374 days. There is no guarantee that the USPTO determination will align with our estimate.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations;
●	submission to the FDA of an IND which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements to establish the safety and efficacy of the proposed drug product for each indication;
●	submission to the FDA of an NDA;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
●	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to commercial marketing or sale of the drug in the United States; and
●	Compliance with any post-approval requirements, including the potential requirement to implement a REMS program or to conduct a post-approval study.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
●	Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warning or other safety information about the product;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

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

We received an orphan designation for pitolisant for the treatment of EDS in adult patients with narcolepsy and, upon approval of WAKIX, we received orphan exclusivity until 2026. We also received an orphan designation for pitolisant for the treatment of cataplexy in adult patients with narcolepsy and we received orphan exclusivity until 2027.

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

In Europe, the General Data Protection Regulation (“GDPR”), went into effect in May 2018 and imposes stringent data protection requirements for controllers and processors of personal data of persons within the European Economic Area (“EEA”). The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”) which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. European data protection authorities may interpret the GDPR, UK GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised.

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

Since its enactment, there have been judicial, executive and Congressional legislative challenges to certain aspects of the ACA. On June 17, 2021 the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Other legislative changes have also been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through December 31, 2022 under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and further reduced payments to several types of Medicare providers.

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

Facilities

Our corporate headquarters are located at 630 W. Germantown Pike Plymouth Meeting, Pennsylvania. In December 2020, we leased additional office space at this same location, which increased our footprint to approximately 28,638 square feet of office space. As of December 31, 2021, approximately 60 of our employees are located at our corporate headquarters. Pursuant to our Right of Use Agreement with Paragon, we also utilize office space at 330 N. Wabash Ave, Suite 3500, Chicago, Illinois 60611, where approximately 10 of our employees are located.

Human Capital Management

As of December 31, 2021, we have approximately 180 full-time employees, 105 of whom are dedicated to commercial functions, which includes sales, marketing, market access, commercial operations and insights, and 25 of whom are dedicated to research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

●	We have incurred significant losses in several periods since our inception.
●	We have only recently begun generating revenue from product sales.
●	We have a limited operating history and history of commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and assess our future viability.
●	We have limited capital and may need to raise additional capital to meet our business needs.
●	Raising additional funds by issuing securities may cause dilution to existing shareholders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights to our technologies or product candidates.
●	Our auditor has previously expressed substantial doubt about our ability to continue as a going concern and we may be unable to remain a going concern.
●	We have made and we may be required to make significant payments in the future to Bioprojet under our licensing and collaboration agreements for pitolisant.
●	We are substantially dependent on our ability to successfully commercialize WAKIX, which is currently our only approved product. If we are unable to successfully commercialize WAKIX, our ability to generate revenue and our financial condition will be adversely affected.
●	The commercial adoption of WAKIX and any other product candidates we develop will depend on the degree of their market acceptance.
●	We rely on our license agreement with Bioprojet to provide rights to the core intellectual property relating to pitolisant, and any termination or loss of significant rights under the agreement would adversely affect our development and/or commercialization of pitolisant.
●	The ongoing COVID-19 pandemic may result in disruptions to our commercialization, clinical trials, manufacturing and other business operations, which could have a material adverse effect on our business, financial condition, operating results, cash flows and prospects.
●	Because a number of companies compete with us, many of which have greater resources than we do, and because we face rapid changes in science in our industry, we cannot be certain that our products will be accepted in the marketplace or capture market share.
●	The regulatory approval process of the FDA is costly, lengthy and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for pitolisant in other potential indications for which we may seek to develop pitolisant, our business will be substantially harmed.

●	If we fail to obtain and sustain an adequate level of coverage and reimbursement for WAKIX and other product candidates by third-party payors, sales would be adversely affected.
●	WAKIX has been approved by the FDA for the treatment of EDS or cataplexy in adult patients with narcolepsy. Regulatory approval is limited by the FDA to the specific indications for which approval has been granted and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing pitolisant for other indications. We may be subject to fines, penalties or injunctions if we are determined to have promoted or be promoting the use of pitolisant for unapproved or “off-label” uses, resulting in damage to our reputation and business.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
●	If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our current and future product candidates.
●	We no longer qualify as an “emerging growth company” and will be required to comply with certain provisions of the Sarbanes-Oxley Act. We can no longer take advantage of the reduced disclosure requirements applicable to emerging growth companies.
●	We no longer qualify as an “emerging growth company” and will be required to comply with certain provisions of the Sarbanes-Oxley Act. We can no longer take advantage of the reduced disclosure requirements applicable to emerging growth companies.
●	Our directors, officers and principal stockholders beneficially own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
●	Future sales of our common stock in the public market, including sales by our directors, officers, or significant shareholders, could cause our share price to fall.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses in several periods since our inception.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have only recently begun to generate revenue from product sales and have incurred losses in each year since our inception for several periods. Our ability to generate revenue and achieve profitability depends on our ability to successfully commercialize WAKIX for the treatment of EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy, and to successfully develop and obtain the regulatory approvals necessary to commercialize pitolisant for other indications. We may incur losses in the future, and these losses could increase as we commercialize WAKIX and as we continue to develop and potentially commercialize pitolisant for other indications.

We have only recently begun generating revenue from product sales.

Other than WAKIX, we do not currently have any products that are available for commercial sale. Our net income was $34.6 million and our net loss was $36.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $453.6 million. Our ability to remain profitable depends on our ability to generate revenue. We generated net product revenues of $305.4 million and $159.7 million for the years ended December 31, 2021 and 2020, respectively. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory approval, including marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any future losses. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to sustain profitability or increase profitability on a quarterly or annual basis.

Our failure to remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we suffer future losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

We have a limited operating history and history of commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and assess our future viability.

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

We have limited capital and may need to raise additional capital in order to sustain profitability.

As of December 31, 2021, we had an accumulated deficit of $453.6 million, and available cash and cash equivalents and restricted cash of $235.1 million. We have $199.5 million of debt outstanding under our Credit Agreement with Blackstone. We believe that our anticipated cash from operating and financing activities and existing cash and cash equivalents will enable us to meet our operational liquidity needs and fund our planned investing activities for the next twelve months.

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

To fund future operations to the point at which we are able to generate positive cash flow from sales of WAKIX or other potential product candidates, we may need to raise significant additional capital. The amount and timing of future funding requirements will depend on many factors, including, but not limited to:

●	the results of our commercialization of WAKIX;
●	the cost of sales, marketing and distribution capabilities for our product candidates in regions where those product candidates are approved and where we choose to commercialize our products on our own;
●	the effect of competing technological and market developments;
●	the cost and timing of manufacturing activities;
●	the payment of royalties and milestone payments to Bioprojet;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other regulatory authorities;

●	the willingness of the FDA and other comparable regulatory authorities to accept our clinical trial designs, as well as data from our completed and planned clinical trials and preclinical studies and other work, as the basis for the review and approval of pitolisant for other potential indications or of any other product candidates;
●	the potential expansion of our current development programs to seek new indications for pitolisant, potential new development programs for additional indications, and related general and administrative support;
●	the initiation, progress, timing, and results of our clinical trials through all phases of development for pitolisant as a treatment for other indications and any other product candidates;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights, in-licensed or otherwise;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us for pitolisant or future product candidates;
●	the cost of acquiring rights to other pharmaceutical products in the future to further develop and commercialize;
●	the cost of general operating expenses; and
●	the costs of operating as a public company.

We have no committed source of additional capital other than our Credit Agreement with Blackstone and we may seek to fund our operations through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Although we have been successful in obtaining financing through the issuance of our equity securities and debt facilities, we cannot assure you that we will be able to do so in the future. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us to fund our clinical development and commercialization of pitolisant for other indications, if approved, and other business activities, we could be forced to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or curtail or cease our operations.

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

Upon the Cataplexy Milestone Trigger Date, we became obligated to make the $100.0 million Cataplexy Milestone Payment to Bioprojet, which we paid in January 2021. In October 2020, we made a payment to Bioprojet of $2.0 million to extend the Cataplexy Milestone Payment due date to within 90 days of the Cataplexy Milestone Trigger Date. In addition, we are subject to a milestone payment of $40.0 million upon the attainment of aggregate net sales of WAKIX in the United States of $500.0 million subsequent to the date of NDA approval by the FDA pursuant to the Bioprojet License Agreement.

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

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of approximately $98.1 million and $120.1 million, respectively. As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of approximately $159.4 million and $157.7 million, respectively. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. We have not assessed whether such an ownership change has previously occurred. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing net operating loss carryforwards to offset taxable income. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.

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

Our ability to generate revenue from product sales depends heavily on our success in many areas, including but not limited to:

●	successfully commercializing WAKIX, either independently or with marketing service providers;
●	the effectiveness of our sales and marketing strategy and operations, and obtaining market acceptance of WAKIX, including garnering market share from existing and future treatment alternatives;
●	maintaining compliance with all regulatory requirements applicable to WAKIX and our commercial activities, including the post-marketing requirements and post-marketing commitments required by the FDA;
●	obtaining coverage and adequate reimbursement from third-party payors for each of our product candidates;
●	the continued acceptability of the safety profile of WAKIX and the occurrence of any unexpected side effects, adverse reactions or misuse, including potential business impact such as the need to withdraw the product (either voluntarily or as mandated by the FDA), loss of support by the advocacy communities or loss of positive corporate reputation resulting in related unfavorable media coverage in these areas;
●	successfully managing third-party service providers involved in the manufacturing and development of pitolisant;
●	successfully completing the development of pitolisant in other indications by demonstrating safety, tolerability and efficacy profiles that are satisfactory to the FDA;

●	obtaining regulatory approvals to market pitolisant for other indications;
●	complying with the terms of the license agreement with Bioprojet;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding the portfolio of intellectual property rights, including patents, trade secrets and knowhow; and
●	attracting, hiring and retaining qualified personnel.

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

Even with the requisite approvals from the FDA and other regulatory authorities, the commercial adoption of WAKIX for the treatment of EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy, and any other indications and product candidates we may develop, will depend on the degree of their acceptance by physicians, patients, third-party payors and others in the medical community. If WAKIX or any other product candidates we develop do not achieve an adequate level of market acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of WAKIX or any other product candidates we develop, if approved for commercial sale, will depend on a number of factors, some of which are beyond our control, including:

●	the safety and efficacy of the product as demonstrated in clinical trials;
●	the perception of physicians, patients, third-party payors and others in the medical community of the relative safety, efficacy, convenience, effect on quality-of-life and cost-effectiveness of the product, compared to those of other available treatments;
●	the product’s approved labeling, including the description of the product’s approved indications, the description of its efficacy, including the endpoints in which it showed an improvement, and the prevalence and severity of any side effects, including any associated limitations or warnings;
●	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
●	our ability to differentiate WAKIX or other approved products from other treatments in the same space;
●	the adoption of WAKIX as a first-line therapy for EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy;
●	the prevalence and severity of any side effects, including those that may be discovered following approval and commercialization;
●	the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;

●	the publicity concerning our products or competing products and treatments;
●	product liability litigation alleging injuries relating to our products or similar classes of drugs;
●	any post-approval study requirements for our products and the results thereof; and
●	sufficient third-party insurance coverage and reimbursement.

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

Our license and commercialization agreement also imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. For example, under the Bioprojet License Agreement, we cannot, directly or indirectly, develop, market, sell, promote or file an NDA with respect to any product that would compete with pitolisant in the field. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Bioprojet, and Bioprojet may have the right to terminate our license, which would result in us being unable to develop, manufacture and sell pitolisant and would materially adversely affect our business.

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

We have limited product development and distribution capabilities and we do not yet have any product manufacturing capabilities. In addition, we may enter into collaborations for the development and commercialization of certain of our product candidates. If we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. Relationships we enter into may pose a number of risks, including the following:

●	current or future third parties have, and future third-party collaborators may have, significant discretion in determining the efforts and resources that they will apply;
●	third parties may not perform their obligations as expected;
●	third parties may not pursue development and commercialization of any product candidates that we decide to develop as drugs and that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical study or trial results, changes in the third parties’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;

●	third parties may delay preclinical studies or clinical trials, provide insufficient funding for a preclinical study or clinical trial, stop a preclinical study or clinical trial or abandon one of our product candidates, repeat or conduct clinical studies or new clinical trials or require a new formulation of a product candidate for clinical testing;
●	third parties could independently develop, or develop with other third parties, products that compete directly or indirectly with our products and product candidates if the third parties believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates discovered in collaboration with us may be viewed by our current or future collaborators as competitive with their own product candidates or products, which may cause such third parties to cease to devote resources to the commercialization of our product candidates;
●	third parties may fail to comply with applicable regulatory requirements regarding the development, manufacture, packaging, labeling, holding, distribution and/or marketing of a product candidate or product;
●	third parties with marketing and distribution rights to pitolisant or any future product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
●	disagreements with third parties, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of pitolisant or any future product candidates, might lead to additional responsibilities for us with respect to pitolisant or any future product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	third parties may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	third parties may infringe the intellectual property rights of other third parties, which may expose us to litigation and potential liability;
●	if one of our third parties is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us; and
●	relationships may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

Additionally, we rely on our suppliers and manufacturers to purchase materials from other third parties. Any of our existing suppliers or manufacturers may:

●	fail to supply us with product on a timely basis or in the requested amount due to unexpected damage to or destruction of facilities or equipment or otherwise;
●	fail to increase manufacturing capacity and produce drug product and components in larger quantities and at higher yields in a timely or cost-effective manner, or at all, to sufficiently meet our commercial needs;
●	be unable to meet our production demands due to issues related to their reliance on sole- source suppliers and manufacturers;
●	supply us with product that fails to meet regulatory requirements;
●	become unavailable through business interruption or financial insolvency;
●	lose regulatory status as an approved source;
●	be unable or unwilling to (i) honor current supply agreements or (ii) renew current supply agreements when such agreements expire on a timely basis, on acceptable terms or at all; or
●	discontinue production or manufacturing of necessary drug substances or products.

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

There can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. While we currently maintain a robust supply of raw material inventory and an 18 month supply of finished good inventory to ensure product availability, any interruption in the supply of a drug substance or other material or in the manufacture of WAKIX could have a material adverse effect on our business, financial condition, operating results and prospects.

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

We commenced operations in 2017 and, as of December 31, 2021, had approximately 180 employees. As we advance the development of pitolisant in other indications and commercialize WAKIX as a treatment for EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy, we must continue to grow the size of the organization. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, retaining and motivating additional employees;
●	effectively managing our development efforts, including the clinical development and FDA or other regulatory authority review processes for pitolisant or any future product candidates;

●	effectively managing any third-party service providers involved in the development and manufacture of pitolisant or any future product candidates; and
●	improving our operational, financial and management controls, reporting systems and procedures.

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

The risk of a security breach or disruption or data loss, particularly through social engineering attacks, cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. The costs to us to mitigate, investigate and respond to potential security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a real or perceived security breach affects our systems (or those of our third party providers or suppliers) or results in the loss of or accidental, unlawful or unauthorized access to, use of, release of or other processing of personally identifiable information or clinical trial data, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to applicable data privacy and security laws. We would also be exposed to a risk of loss, negative publicity, harm to our reputation, governmental investigation and/or enforcement actions, claims or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. The global data protection landscape is rapidly evolving, and we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we begin to operate in foreign jurisdictions.

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

The FDA can delay, limit or deny approval of a drug candidate for many reasons or require us to conduct additional preclinical or clinical testing, including, but not limited to, the following:

●	a drug candidate may not be deemed safe or effective, or the clinical and other benefits may be deemed to not outweigh the candidate’s risks;
●	the FDA might not approve our trial design and analysis plan;
●	the FDA may not find the data from nonclinical and clinical studies and trials sufficient or may disagree with our interpretation of data from nonclinical or clinical studies;
●	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates, or other products containing the active ingredient in our product candidates;
●	clinical inspection(s) by the FDA or other regulatory authorities may result in unacceptable findings that could negatively impact approval of pitolisant;
●	the FDA might not accept or deem acceptable a third-party manufacturers’ processes or facilities; or
●	the FDA may change its approval policies or adopt new regulations.

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

Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

Additionally, if we or others later identify undesirable side effects caused by WAKIX, either in the post-marketing setting or in clinical trials in other potential indications for which we develop pitolisant, or in clinical trials for other product candidates, a number of potentially significant negative consequences could result, including but not limited to:

●	the delay, prevention or withdrawal of approvals by regulatory authorities;
●	the requirement of additional warnings on the prescribing label;

●	the requirement of a REMS plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;
●	designation as a controlled substance by the DEA;
●	litigation and the potential to be held liable for harm caused to patients; and
●	an adverse effect on our reputation.

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

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

●	regulators, IRBs or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
●	we may not reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	the number of subjects or patients required for clinical trials of pitolisant in additional indications or any other product candidate may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we may have to amend clinical trial protocols submitted to regulatory authorities or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to resubmit to an IRB and regulatory authorities for re-examination;
●	regulators, IRBs or other reviewing bodies may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, or the supply or quality of pitolisant or any other product candidate or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and
●	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

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

If a regulatory agency discovers previously unknown problems with WAKIX, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing, or labeling of a product, the regulatory agency may impose restrictions on the product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

●	issue warning or untitled letters;
●	impose civil or criminal penalties, including product seizures and injunctions;
●	limit or suspend regulatory approval;
●	suspend any of our ongoing clinical trials;
●	refuse to approve pending applications or supplements to approved applications submitted by us;
●	impose restrictions on our operations, including closing our contract manufacturers’ facilities, on the manufacturing of our products, or on the labeling or marketing of our products; or

●	seize or detain products or require a product recall or withdrawal of the products from the market.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. The laws that affect our current and future operations include, but are not limited to:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, in exchange for, or to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item, or service for which payment may be made, in whole or in part, under any U.S. federal healthcare programs, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the U.S. federal civil and criminal false claims laws, such as the False Claims Act (“FCA”), which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, and prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the U.S. federal government, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. For example, pharmaceutical companies have been prosecuted under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
●	the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
●	HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation;
●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products;
●	state law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and may be broader in scope than their federal equivalents;
●	federal transparency requirements detailing interactions with and payments to healthcare providers, such as the federal reporting requirements under the Physician Payments Sunshine Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the HHS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals starting January 1, 2022, and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. Failure to submit required information may result in civil monetary penalties;
●	state laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other health care providers and other potential referral sources, state laws that require drug manufacturers to file reports relating to pricing information and marketing expenditures, state and local laws requiring the registration of pharmaceutical sales representatives;

●	the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof; and
●	similar healthcare laws in the European Union and EEA and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield. In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the Privacy Shield for purposes of international transfers and imposed further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

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

In the United States, the European Union and other some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any products for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the ACA, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the healthcare industry, and impose additional healthcare policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the ACA of importance to the pharmaceutical industry and our potential product candidates are the following:

●	an annual, non-deductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program for branded and generic drugs;
●	a methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	the Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries under their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	establishment of a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been numerous judicial, executive and legislative challenges to certain aspects of the ACA. On June 17, 2021 the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2022, unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years.

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

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

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

Risks Related to Ownership of our Common Stock

We no longer qualify as an “emerging growth company” and will be required to comply with certain provisions of the Sarbanes-Oxley Act. We can no longer take advantage of reduced disclosure requirements applicable to emerging growth companies.

Based on the market value of our common stock held by non-affiliates as of June 30, 2021, we no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), as of December 31, 2021. As a result, we may incur additional and increasing costs to comply with our reporting and other obligations that we had not historically incurred due to our status as an emerging growth company or as a smaller reporting company. These costs include (i) being required to comply with the auditor attestation requirements of Section 404, (ii) increased disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. These additional obligations will require us to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal controls over financial reporting, continue steps to improve control processes, as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal controls over financial reporting.

Our directors, officers and principal stockholders beneficially own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2021, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 71% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Future sales of our common stock in the public market, including sales by our directors, officers, or significant shareholders, could cause our share price to fall.

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

We expect our operating results to be subject to quarterly fluctuations. Our net income and other operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to our development programs;
●	addition or termination of clinical trials;
●	any intellectual property infringement lawsuit in which we may become involved;
●	regulatory developments affecting pitolisant;
●	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;
●	the achievement and timing of milestone payments under our existing collaboration and license agreements; and
●	the level of underlying demand for WAKIX and customers’ buying patterns.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

●	providing for a classified board of directors with staggered, three-year terms;
●	authorizing our board of directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;
●	prohibiting cumulative voting in the election of directors;
●	providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
●	prohibiting the adoption, amendment or repeal of our amended and restated bylaws or the repeal of the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors without the required approval of at least 66.67% of the shares entitled to vote at an election of directors;
●	prohibiting stockholder action by written consent;
●	limiting the persons who may call special meetings of stockholders; and
●	requiring advance notification of stockholder nominations and proposals.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our current or former directors, officers, employees or our stockholders;

●	any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws (as either may be amended from time to time) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and
●	any action asserting a claim against us that is governed by the internal-affairs doctrine.

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

In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

●	we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
●	we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
●	we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
●	the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
●	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

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

Holders

As of February 25, 2022, we had 53 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders.

Performance Graph

The following graph shows a comparison of the total cumulative shareholder returns of an investment of $100 in cash from August 19, 2020, the day we began trading, through December 31, 2021 in (i) our common stock, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq Composite Index. The shareholder returns in the graph below is not necessarily indicative of future performance.

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

Initial Public Offering

In August 2020, we completed the IPO of our common stock, in which we issued and sold 6,151,162 shares, including 802,325 shares pursuant to the underwriters’ over-allotment option at a price of $24.00 per share for an aggregate price of approximately $147.6 million. The offer and sale of the shares in our IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-240122), which was declared effective by the SEC on August 18, 2020 (the “Registration Statement”). We raised approximately $135.4 million, after deducting underwriting discounts and commissions and offering expenses of approximately $12.2 million. None of these expenses consisted of direct or indirect payments made by us to (i) our directors, officers or their associates, (ii) persons owning 10% or more of our common stock or (iii) to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus. Net proceeds from our IPO have been invested in short-term, interest-bearing, investment grade securities.

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

We are currently pursuing label expansion for WAKIX in narcolepsy in pediatric patients and have engaged with the FDA in pursuit of pediatric exclusivity. Our strategic partner, Bioprojet is evaluating pitolisant in pediatric patients with narcolepsy and has completed a Phase 3 trial. We will be working with Bioprojet to assess the data from the Phase 3 trial to inform how best to advance the pediatric narcolepsy program. We believe that our strategic decision to assess this data first before advancing the pediatric program is the most prudent and thoughtful path forward from a development and financial perspective. In the meantime, we are continuing to evaluate regulatory strategies with regard to obtaining pediatric exclusivity. We anticipate providing an update on the path forward later this year.

We believe that pitolisant’s ability to regulate histamine gives it the potential to provide therapeutic benefit in other rare neurological diseases that are mediated through H3 receptors and histamine signaling. Beyond narcolepsy, we are initially focusing on the treatment of EDS associated with Prader-Willi Syndrome (“PWS”) and myotonic dystrophy, otherwise known as dystrophia myotonica (“DM”). We opened an investigational new drug application (“IND”) for pitolisant for the treatment of PWS in November 2019, completed a Phase 1 PK clinical trial in pediatric patients with PWS in December of 2019, then initiated a long-term, open-label safety trial in those patients who participated in the Phase 1 PK trial. In December 2020, we initiated a Phase 2 clinical proof of concept trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS and anticipate topline results from this trial in the second half of 2022. In June 2021, we initiated a Phase 2 clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and anticipate topline results in 2023. In addition to these potential indications, we opened an IND for pitolisant for the treatment of idiopathic hypersomnia (“IH”) in November 2021 and plan to initiate a Phase 3 trial in adult patients with IH in the first half of 2022.

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

Our operating subsidiary, Harmony Biosciences, LLC, was formed in May 2017. We were formed in July 2017 as Harmony Biosciences II, LLC, a Delaware limited liability company, and we converted to a Delaware corporation named Harmony Biosciences II, Inc. in September 2017. In February 2020, we changed our name to Harmony Biosciences Holdings, Inc. Our operations to date have consisted of building and staffing our organization, acquiring the rights to pitolisant, raising capital, opening an IND for pitolisant in narcolepsy, conducting an Expanded Access Program (“EAP”) for pitolisant for appropriate patients with narcolepsy in the United States, preparing and submitting our NDA for pitolisant, gaining NDA approval for WAKIX for the treatment of EDS or cataplexy in adult patients with narcolepsy, and launching and commercializing WAKIX in the United States. In addition, we have opened INDs for development programs in PWS, DM and IH and have initiated clinical trials in PWS and DM in pursuit of potential new indications in those rare disease patient populations. We also plan to initiate a Phase 3 trial in IH in the first half of 2022.

Initial Public Offering

In August 2020, we completed the initial public offering (“IPO”) of our common stock, in which we sold 6,151,162 shares, including 802,325 shares pursuant to the underwriters’ over-allotment option. The shares were sold at an IPO price of $24.00 per share for net proceeds of approximately $135.4 million, after deducting underwriting discounts and commissions and offering expenses of approximately $12.2 million. Upon the closing of the IPO, all outstanding shares of our convertible preferred stock were automatically converted into shares of common stock and the accrued dividend payable to holders of the convertible preferred stock was paid out in shares of common stock, resulting in a total of 42,926,630 shares of common stock being issued to former holders of our convertible preferred stock, and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for a total of 410,239 shares of common stock.

Commercial Launch Metrics

As of December 31, 2021, we continue to see growth in unique healthcare professional (“HCP”) prescribers of WAKIX since it became available in November 2019. The average number of patients on WAKIX at the end of 2021 was approximately 3,800. Additionally, as of December 31, 2021, we have secured formulary access for approximately 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States. Within these covered lives, we have observed favorable access to WAKIX subsequent to the expanded approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020.

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

Commercialization

With respect to our commercialization activities, we believe the COVID-19 pandemic has put pressure on top-line prescription demand for WAKIX, primarily due to (i) our field sales team’s reduced ability to access HCPs in person, and (ii) fewer patients seeing HCPs for prescriptions or treatments. The impact on demand for WAKIX may have also been related to a reduced ability of prescribers to diagnose narcolepsy patients given the limitations in access to sleep testing, the reduced ability to see patients due to (i) cancelled appointments and (ii) the reprioritization of healthcare resources toward the treatment of COVID-19, both of which lead to fewer prescriptions. Despite these challenges, we continued to engage and educate HCPs virtually on the overall benefit/risk profile of WAKIX and continued to provide support for people living with narcolepsy. As offices, clinics and institutions have increased in-person interactions pursuant to health authority and local government guidelines, our field teams are re-initiating in-person interactions with HCPs and customers, but the timing and level of engagement may vary by account and region and may be adversely impacted in the future where reemergence or future outbreaks of COVID-19, including the rise of variants, may occur. Access to HCPs for our sales team is still limited and despite the economy beginning to open up, we are still in a transition phase and expect continued, but decreasing, pressure on top line demand in future quarters as the challenges presented by COVID-19 begin to subside.

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

Supply Chain

We currently expect to have adequate supply of WAKIX into the first quarter of 2023, with additional API on-hand inventory to support at least 36 months beyond this time frame. We continue to work closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic. We believe that our access to the required production lines to produce additional API and WAKIX finished product throughout the next 12 to 18 months may not be directly impacted should there be a need to reprioritize manufacturing resources for the production of materials utilized for COVID-19 vaccines.

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

Research and Development

The COVID-19 pandemic has negatively impacted the pharmaceutical industry’s ability to conduct clinical trials and this impact was recently accentuated with the emergence of the Omicron variant during the second half of 2021. As a result of some challenges that we have experienced due to the COVID-19 pandemic, we have taken measures and put contingency plans in place in order to advance our clinical development programs. We implemented remote and virtual approaches to clinical trials, including using telemedicine for remote clinic visits to perform efficacy assessments and sending out licensed HCPs to each patient to collect safety assessments (e.g. labs, electrocardiograms) as required by the protocols. We performed and continue to perform remote site visits and data monitoring where possible. These measures were instituted with the intent of maintaining patient safety and trial continuity while preserving study integrity. One unique challenge we continue to face is the ability to access sleep labs during the COVID-19 pandemic in order to conduct objective sleep testing, which is required for some of our clinical trials. In addition, we rely on contract research organizations (“CROs”) or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. Another impact from COVID has been the challenge at the clinical trial site level due to staffing shortages and/or personnel being pulled off clinical trials to care for patients with COVID. In addition, the COVID-19 pandemic has resulted in a significant increase in FDA workload as well as the need to reprioritize the projects under review. As a result, we may experience delays in FDA timelines along the course of the regulatory process (e.g. milestone meetings) and PDUFA action dates. If there is a subsequent outbreak of COVID-19 or any variant thereof or if it reemerges for an extended period of time in the future, we may experience significant delays in our clinical development timelines, which would. adversely affect our business, financial condition, results of operations and growth prospects.

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

Corporate Responsibility Impact

We have provided support with relief efforts to our local communities, patient-focused organizations and other charitable organizations during the COVID-19 pandemic, including corporate donations, food and medical supplies and other resources. For the safety and well-being of our employees, consultants and their families, we have abided by government-issued work-from-home orders during the COVID-19 pandemic. As COVID-19 cases decrease and more individuals are vaccinated, we intend to resume an in-office flexible work schedule. We will continue to clean and sanitize our offices on a regular basis, and adhere to CDC guidelines

Financial Operations Overview

Revenue.

Total revenue consists of net sales of WAKIX. Net sales represent the gross sales of WAKIX less provisions for product sales discounts and allowances, which includes trade allowances, rebates to government and commercial entities, and discounts. Although we expect net sales to increase over time, the provisions for product sales discounts and allowances may fluctuate based on the mix of sales to different customer segments and/or changes in our estimates. For further discussion of the components of Revenue, see “—Critical Accounting Policies and Significant Judgments and Estimates.”

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

Previously expensed inventory that was manufactured prior to FDA approval of WAKIX has not had a material impact on our historical results of operations and is not expected to have a material impact on future results of operations. Further, previously expensed inventory has not had a material impact on our historic gross margin percentage. Our cost of product sales is increasing moderately as we continue to ramp up production and sales infrastructure to meet expected demand for WAKIX.

The shelf life of our product is three years from date of manufacture, with the earliest expiration of current inventory expected to be April 2023. We regularly review our inventory levels and expect write-offs from time to time. We will continue to assess our inventory levels in future periods as demand for WAKIX and the rate of inventory turnover evolves.

Research and Development Expenses

Our research and development expenses generally include the license of the rights to pitolisant, conducting an Expanded Access Program (“EAP”) to provide appropriate patients with pitolisant at no cost as part of a clinical trial to assess safety prior to the approval of WAKIX, the preparation of the NDA, and the initiation of development programs for potential new indications for pitolisant in patients with PWS and DM. We also have research and development expenses related to our team of Medical Science Liaisons (“MSLs”) who interact with key opinion leaders, with a focus on the science, the role of histamine in sleep-wake state stability and the novel mechanism of action of pitolisant. In addition, our MSLs support our market access team with clinical data presentations to payors upon request and our clinical development team to identify potential clinical trial sites. Research and development costs are expensed as incurred. We have significantly increased our research and development efforts as we advance our clinical programs in PWS, DM and IH and assess other product candidates to expand our pipeline. Research and development expenses also include:

●	employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for our research and development personnel;
●	direct third-party costs such as expenses incurred under agreements with CROs, and contract manufacturing organizations (“CMOs”);
●	manufacturing costs in connection with producing materials for use in conducting clinical trials;
●	costs related to packaging and labeling clinical supplies:
●	other third-party expenses directly attributable to the development of our product candidates; and
●	amortization expense for assets used in research and development activities.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, milestone payments, and the cost of submitting an NDA to the FDA (and/or other regulatory authorities). We expect our research and development expenses to be significant over the next several years as we advance our current clinical development programs and prepare to seek regulatory approval for additional indications for pitolisant and, HBS-102, as well as potential new product candidates.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of any additional indications for pitolisant or other product candidates that we move forward for regulatory approval. There are numerous risks and uncertainties associated with developing product candidates, including uncertainty related to:

●	the duration, costs and timing of clinical trials of our current development programs and any further clinical trials related to new product candidates;
●	the sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	the impact of the COVID-19 pandemic, including any future resurgence or new variants, on the ability to initiate new clinical trials and/or maintain the continuity of ongoing clinical trials that could be impacted by future shelter-in-place orders and needs of the health care system to focus on managing patients affected by COVID-19;
●	receiving Bioprojet’s consent to pursue additional indications for pitolisant;
●	the acceptance of INDs for our planned clinical trials or future clinical trials;
●	the successful and timely enrollment and completion of clinical trials;
●	the successful completion of preclinical studies and clinical trials;
●	successful data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended populations;
●	the receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
●	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;
●	the entry into collaborations to further the development of our product candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates; and
●	successfully launching our product candidates and achieving commercial sales, if and when approved.

A change in the outcome of any of these variables with respect to the development of any of our programs or any product candidate we develop would significantly change the costs, timing and viability associated with the development and/or regulatory approval of such programs or product candidates.

Sales and Marketing Expenses

Our sales and marketing expenses have primarily related to the market development and launch activities of WAKIX for the treatment of EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy. Market development and commercial launch activities account for a significant portion of the overall company operating expenses and are expensed as they are incurred. We expect our sales and marketing expenses to increase in the near- and mid-term to support our indications for the treatment of EDS and cataplexy in adult patients with narcolepsy and to expand our portfolio with the anticipated growth from potential additional indications.

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

Paragon Agreements

We were party to a management services agreement (the “Management Services Agreement”) with Paragon Biosciences, LLC (“Paragon”), entered into in September 2017, pursuant to which Paragon provided us with certain professional services, which was terminated upon the consummation of our IPO. In August 2021, the Company paid a $2,300 advisory fee to Paragon in connection with the Blackstone Credit Agreement (see “Liquidity, Sources of Funding and Capital Resources” below).

We are also party to a right-of-use agreement with Paragon whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. For the year ended December 31, 2021, we paid fees of $0.3 million pursuant to this agreement.

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

Results of Operations

The following table sets forth selected items in our consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2021	2020

	(In thousands)
Net product revenue	$305,440	$159,742
Cost of product sales	55,518	27,738
Gross profit	249,922	132,004
Operating expenses:
Research and development	30,367	19,448
Sales and marketing	68,118	55,824
General and administrative	63,909	39,746
Total operating expenses	162,394	115,018
Operating income	87,528	16,986

Loss on debt extinguishment	(26,146)	(22,639)
Other expense, net	16	(3,071)
Interest expense, net	(23,970)	(28,220)
Net income (loss) before provision for income taxes	37,428	(36,944)
Income tax expense	(2,831)	—
Net income (loss)	$34,597	$(36,944)

Net Product Revenue

Net product revenue increased by $145.7 million, or 91.2%, for the year ended December 31, 2021 compared to the same period in 2020. The increase was primarily due to an increase in the average number of patients on WAKIX and the price increase of WAKIX in connection with the cataplexy indication approval in the fourth quarter of 2020.

Cost of Product Sales

Cost of product sales increased by $27.8 million, or 100.2%, for the year ended December 31, 2021 compared to the same period in 2020. The increase was due to higher sales of WAKIX, which was launched in November 2019. Cost of product sales is primarily comprised of the royalty payment to Bioprojet.

Research and Development Expenses

Research and development expenses increased by $10.9 million, or 56.1%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase was primarily due to clinical development work associated with PWS and DM, $3.5 million asset acquisition of HBS-102 and an increase to stock compensation associated with new awards.

Sales and Marketing Expenses

Sales and marketing expenses increased by $12.3 million, or 22.0%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase was primarily due to patient engagement and marketing activities and an increase to stock-compensation expense associated with new awards.

General and Administrative Expenses

General and administrative expenses increased by $24.2 million, or 60.8%, for the year ended December 31, 2021 as compared to the same period in 2020. This increase is primarily due to intangible asset amortization of the milestone payment made in connection with the FDA’s approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020, an increase to stock compensation associated with new awards, and the additional cost of public company insurance, partially offset by a decrease in fees paid to Paragon. Additionally, general expenses have increased due to an increase in headcount year-over-year as well as additional spend in 2021 following the COVID-19 pandemic in 2020.

Loss on Debt Extinguishment

Loss on debt extinguishment increased $3.5 million, or 15.5%, for the year ended December 31, 2021 as compared to the same period in 2020 due to increased costs relating to the OrbiMed debt extinguishment as compared to the extinguishment of debt pertaining to the Loan Agreement with the multi-draw loan with CRG Servicing LLC (the “CRG Loan”), which occurred in 2020.

Other Expense, Net

Other expense, net decreased by $3.1 million, or 100%, for the year ended December 31, 2021, as compared to the same period in 2020 primarily due to the change in the fair value of the warranty liability, which was recorded in the year ended December 31, 2020.

Interest Expense, Net

Interest expense decreased by $4.3 million, or 15.1%, for the year ended December 31, 2021, as compared to the same period in 2020 primarily due to lower interest rates as a result of entering into the Blackstone Credit Agreement in August 2021, partially offset by an increase in amortization of deferred financing costs.

Income Taxes

The effective income tax rate was 7.6% and 0.0% for the year ended December 31, 2021 and 2020, respectively. Currently, we have recorded a full valuation allowance against our net deferred tax assets, primarily related to federal and state net operating losses.

Liquidity, Sources of Funding and Capital Resources

Overview

To date, we have financed our operations primarily with (a) proceeds from sales of our convertible preferred stock; (b) borrowings under our (i) CRG Loan, (ii) our Credit Agreement with OrbiMed and (iii) our Blackstone Credit Agreement; (c) the proceeds from our IPO; and (d) the proceeds from the sale of common stock to Blackstone. From our inception through our IPO, we have received aggregate proceeds of $345.0 million from sales of our convertible preferred stock. In August 2020, we completed the IPO of our common stock, in which we sold 6,151,162 shares of our common stock, including 802,325 shares of our common stock pursuant to the underwriters’ over-allotment option. The shares were sold at a price of $24.00 per share for net proceeds of approximately $135.4 million. As of December 31, 2021, we had cash, cash equivalents and restricted cash of $235.1 million and accumulated deficit of $453.6 million. As of December 31, 2021, we had outstanding debt of $199.5 million.

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

Blackstone Credit Agreement

On August 9, 2021, the Company entered into the Blackstone Credit Agreement that provides for (i) a senior secured term loan facility in an aggregate original principal amount of $200.0 million (the “Initial Term Loan”) and (ii) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100.0 million (the “DDTL” and, together with the Initial Term Loans, the “Loans”). The DDTL will be available to draw down through August 9, 2022. We used substantially all of the proceeds from the Blackstone Credit Agreement, and the related sale of our common stock, to repay the balance of the OrbiMed Loan (defined below).

The repayment schedule for the Initial Loan consists of quarterly $0.5 million principal payments commencing on December 31, 2021 and increasing to quarterly $5 million payments beginning on March 31, 2024, with a $145.5 million payment due on the maturity date of August 9, 2026 (“Maturity Date”). Interest is payable quarterly commencing on November 9, 2021 and continuing through the Maturity Date. The Initial Loan bears interest at a per annum rate equal to LIBOR, subject to a 1.00% floor, plus 6.50%. The Loans are guaranteed by our subsidiary Harmony Biosciences, LLC.

The Blackstone Credit Agreement contains affirmative and negative covenants, including limitations on our ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Blackstone Credit Agreement contains a financial covenant that requires us to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to $10.0 million. The Company is compliance with all covenants as of December 31, 2021.

OrbiMed Credit Agreement

In February 2019, we entered into the CRG Loan for an aggregate of $200.0 million of which $102.5 million was outstanding as of December 31, 2019. On January 9, 2020, we entered into the Credit Agreement with OrbiMed (the “OrbiMed Loan”) for an aggregate of $200.0 million and paid off all of our obligations under the CRG Loan. Borrowings under the Credit Agreement were collateralized by all of the Company’s assets, excluding the intellectual property licensed through the Bioprojet License Agreement. At the time of prepayment, the Company was required to pay an exit fee of 7.0% of the principal amount of the OrbiMed Loan that was repaid..

Agreement Related to Intellectual Property

In August 2021, the Company entered into an asset purchase agreement with ConSynance Therapeutics, Inc. to acquire HBS-102 (formerly “CSTI-100”), a potential first-in-class molecule with a novel mechanism of action. Under the terms of the agreement, the Company acquired full development and commercialization rights globally, with the exception of Greater China, for $3.5 million, which was recorded in research and development expense in the Company’s statement of operations and comprehensive loss for the year ended December 31, 2021. Additionally, there are payments due upon the achievement of certain milestones including $1.8 million for preclinical milestones, $19.0 million for development milestones, $44.0 million for regulatory milestones and $110.0 million for sales milestones.

Recent Milestone Payment

Upon FDA approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020 (the “Cataplexy Milestone Trigger Date”), we became obligated to make the $100.0 million milestone payment (the “Cataplexy Milestone Payment”) to Bioprojet under the provisions of the Bioprojet License Agreement (“License Agreement”). Subsequently, in October 2020, we made a payment to Bioprojet of $2.0 million to extend the Cataplexy Milestone Payment due date to within 90 days of the Cataplexy Milestone Trigger Date. In January 2021, we made the $100.0 million Cataplexy Milestone Payment in full to Bioprojet.

Subsequent to the year ended December 31, 2021, the Company attained $500.0 million in aggregate net sales of WAKIX in the United States, which triggered a $40.0 million payment under the provisions of the License Agreement. The Company expects to make this payment in March 2022.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

Selected cash flow data	(In thousands)
Cash provided by (used in):
Operating activities	$98,557	$(2,985)
Investing activities	(100,298)	(2,002)
Financing activities	7,419	209,161

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2021 consisted of our net income of $34.6 million adjusted for non-cash items of $26.1 million related to loss on extinguishment of debt, $18.8 million related to intangible amortization and depreciation and $16.1 million related to stock-based compensation expense. Net working capital excluding cash increased by $0.6 million.

Net cash used in operating activities for the year ended December 31, 2020 consisted of our net loss of $36.9 million adjusted for non-cash items of $22.6 million associated with loss on extinguishment of debt and $13.0 million related to intangible amortization and fair value of warrants.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $100.3 million, which was primarily attributable to the $100.0 million milestone payment associated with the Bioprojet License Agreement.

Net cash used in investing activities for the year ended December 31, 2020 was $2 million, which was primarily attributable to the $2 million milestone payment associated with the Bioprojet License Agreement.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $7.4 million, which primarily consisted of $190.9 million in proceeds associated with the Blackstone Credit Agreement, net of issuance costs, and $29.7 million in proceeds associated with issuance of common stock to Blackstone, net of issuance costs. These proceeds were partially offset by $222.0 million in payments of principal and exit fees associated with the extinguishment of the OrbiMed Loan, $0.9 million in proceeds from exercised options and $0.5 million in principal payments associated with the Blackstone Credit Agreement.

Net cash provided by financing activities for the year ended December 31, 2020 was $209.2 million, which primarily consisted of $194.2 million associated with the OrbiMed Loan net of issuance costs and net proceeds from our IPO of $135.4 million, offset with $120.9 million of repayment and exit fees associated with the CRG Loan Agreement.

Critical Accounting Estimates

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

Revenue Recognition

We account for contracts with our customers in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer. The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. Our analyses contemplate the application of the constraint in accordance with ASC 606. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

We have determined that the delivery of our product to our customer constitutes a single performance obligation as there are no other promises to deliver goods or services in contracts with our customers. Shipping and handling activities are considered to be fulfilment activities and are not considered to be a separate performance obligation. The payment terms with our customers do not exceed one year and therefore, no amount of consideration has been allocated as a financing component. Taxes collected related to product sales are remitted to governmental authorities and are excluded from revenue.

Product Sales, Net

We recognize revenue on sales of WAKIX when the customer obtains control of the product, which occurs at a point in time, typically upon delivery. Product revenues are recorded at the product’s list price, net of applicable reserves for variable consideration that are offered within contracts between us and our customers, payors, and other indirect customers relating to the sale of WAKIX. Components of variable consideration include government and commercial contracts, product returns, commercial co-payment assistance program transactions, and distribution service fees. These deductions, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as a current liability or reduction of receivables.

Government Contracts

We have entered into contracts (i) to participate in the Medicaid Drug Rebate Program and the Medicare Part D program, and (ii) to sell to the U.S. Department of Veterans Affairs, 340b entities and other government agencies, or Government Payors, so that WAKIX will be eligible for purchase by, in partial or full reimbursement from, such Government Payors. We record reserves for rebates due pursuant to these contracts in the same period the revenue is recognized as a reduction of product revenue. The liability for government rebates is included in accrued expenses in our consolidated balance sheet.

We estimate rebates due pursuant to government contracts based upon our historical payment and payor mix trends, information obtained from third parties estimating current payor mix, the government-mandated discounts applicable to government-funded programs, as well as information obtained from our customers. The liability for these government rebates consists of estimates of claims for WAKIX dispensed in the current period, plus an estimate for product which has shipped and has been recognized as revenue, but remains in the distribution channel at the end of a reporting period.

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

The JOBS Act

For the year ended December 31, 2020, the Company was an “emerging growth company”, or EGC, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), of 2012. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We have previously elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to the JOBS Act.

We are no longer an EGC as of December 31, 2021 and are no longer able to take advantage of the reduced disclosure requirements applicable to an EGC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, our cash and cash equivalents consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of December 31, 2021, we had $199.5 million in borrowings outstanding. The Initial Loan bears interest at a per annum rate equal to LIBOR, subject to a 1.00% floor, plus 6.50%. Based on the $199.5 million of principal outstanding as of December 31, 2021, an immediate 10% change in the LIBOR would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the years ended December 31, 2021 or 2020.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Harmony Biosciences Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Harmony Biosciences Holdings, Inc. and subsidiary (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, effective January 1, 2021, the Company adopted Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases (Topic 842), using the modified retrospective approach which does not require prior periods to be restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Gross to Net Rebate Accrual for Medicaid – “Refer to Note 3-Product Sales, Net” to the financial statements

Critical Audit Matter Description

As more fully disclosed in Note 3 to the financial statements, the Company reduces gross product sales from list price at the time revenue is recognized for expected charge-backs, discounts, rebates, and sales allowances, which are referred to as gross-to-net (“GTN”) adjustments. These reductions are attributed to various commercial arrangements, managed healthcare organizations, and government programs that mandate various reductions from list price. Charge-backs and cash discounts are reflected as a reduction to receivables and settled through the issuance of credits to the customer. All other rebates, discounts and adjustments, are reflected as a liability and settled through cash payments.

The GTN liability related to the U.S. Medicaid government program (the “Medicaid rebate accrual”) involves the use of significant assumptions and judgments in the Company’s calculation. These significant assumptions and judgments include consideration of legal interpretations of applicable laws and regulations, historical claims experience, payer channel mix, current contract prices, unbilled claims, claims submission time lags, and inventory levels in the distribution channel.

Given the complexity involved in determining the significant assumptions used in calculating the Medicaid rebate accrual, auditing these estimates involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Medicaid rebate accrual included the following, among others:

●	We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to calculate the Medicaid rebate accrual.
●	We tested the effectiveness of internal controls over the review of the Company’s estimation model, including underlying assumptions and key inputs into the Company’s process to calculate the Medicaid rebate accrual.
●	We tested the mathematical accuracy of the Medicaid rebate accrual.
●	We tested significant assumptions and key inputs used to calculate the Medicaid rebate accrual.
●	We evaluated the Company’s ability to estimate the Medicaid rebate accrual accurately by comparing actual amounts incurred for the Medicaid rebate accrual to historical estimates.
●	We tested the overall reasonableness of the Medicaid rebate accrual recorded at period end by developing an expectation for comparison to actual recorded balances.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 28, 2022

We have served as the Company’s auditor since 2017.

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$234,309	$228,631
Trade receivables, net	34,843	22,176
Inventory, net	4,432	3,823
Prepaid expenses	7,637	6,959
Other current assets	3,218	1,302
Total current assets	284,439	262,891
NONCURRENT ASSETS:
Property and equipment, net	820	938
Restricted cash	750	750
Intangible assets, net	143,919	162,343
Other noncurrent assets	3,515	152
Total noncurrent assets	149,004	164,183
TOTAL ASSETS	$433,443	$427,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$1,001	$2,556
Accrued compensation	9,165	8,942
Accrued expenses	40,249	122,727
Current portion of long term debt	2,000	—
Other current liabilities	1,360	314
Total current liabilities	53,775	134,539
NONCURRENT LIABILITIES:
Long term debt, net	189,984	194,250
Other noncurrent liabilities	3,177	1,105
Total noncurrent liabilities	193,161	195,355
TOTAL LIABILITIES	246,936	329,894
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.00001 par value; 10,000,000 shares and 00 shares authorized at December 31, 2021 and December 31, 2020, respectively; 00 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock—$0.00001 par value; 500,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 58,825,769 shares and 56,890,569 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1	1
Additional paid in capital	640,104	585,374
Accumulated deficit	(453,598)	(488,195)
TOTAL STOCKHOLDERS’ EQUITY	186,507	97,180
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$433,443	$427,074

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Net product revenues	$305,440	$159,742	$5,995
Cost of product sold	55,518	27,738	1,577
Gross profit	249,922	132,004	4,418
Operating expenses:
Research and development	30,367	19,448	69,595
Sales and marketing	68,118	55,824	44,318
General and administrative	63,909	39,746	36,409
Total operating expenses	162,394	115,018	150,322
Operating income (loss)	87,528	16,986	(145,904)
Loss on debt extinguishment	(26,146)	(22,639)	—
Other income (expense), net	16	(3,071)	—
Interest expense, net	(23,970)	(28,220)	(6,073)
Income (loss) before income taxes	37,428	(36,944)	(151,977)
Income tax expense	(2,831)	—	—
Net income (loss) and comprehensive income (loss)	$34,597	$(36,944)	$(151,977)
Accumulation of dividends on preferred stock	—	(26,904)	(35,231)
Net income (loss) available to common stockholders	$34,597	$(63,848)	$(187,208)
EARNINGS (LOSS) PER SHARE:
Basic	$0.60	$(2.48)	$(24.07)
Diluted	$0.58	$(2.48)	$(24.07)
Weighted average number of shares of common stock - basic	57,531,540	25,772,419	7,777,441
Weighted average number of shares of common stock - diluted	59,205,213	25,772,419	7,777,441

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (In thousands, except share and per share data)

	Convertible Preferred						Total
	Stock				Additional		stockholders’
	Series A, B, & C		Common Stock		paid-in	Accumulated	equity
	Shares	Amount	Shares (1)	Amount	capital	deficit	(deficit)
Balance as of December 31, 2018	293,000,000	$324,201	7,777,100	$—	$—	$(242,673)	$(242,673)
Net loss	—	—	—	—	—	(151,977)	(151,977)
Issuance of Series C convertible preferred stock, net of issuance costs	25,510,205	48,868	—	—	—	—	—
Preferred stock dividend, Series A	—	32,160	—	—	(9,994)	(22,166)	(32,160)
Preferred stock accretion, Series A	—	2,742	—	—	—	(2,742)	(2,742)
Preferred stock dividend, Series B	—	1,098	—	—	—	(1,098)	(1,098)
Preferred stock accretion, Series B	—	22	—	—	—	(22)	(22)
Preferred stock dividend, Series C	—	1,973	—	—	—	(1,973)	(1,973)
Preferred stock accretion, Series C	—	211	—	—	—	(211)	(211)
Exercise of stock options	—	—	10,370	—	85	—	85
Stock-based compensation	—	—	—	—	9,909	—	9,909
Balance as of December 31, 2019	318,510,205	411,275	7,787,470	—	—	(422,862)	(422,862)
Net loss	—	—	—	—	—	(36,944)	(36,944)
Preferred stock dividend, Series A	—	22,780	—	—	(1,048)	(21,732)	(22,780)
Preferred stock accretion, Series A	—	5,562	—	—	(3,572)	(1,990)	(5,562)
Preferred stock dividend, Series B	—	777	—	—	1	(778)	(777)
Preferred stock accretion, Series B	—	53	—	—	(37)	(16)	(53)
Preferred stock dividend, Series C	—	3,347	—	—	—	(3,347)	(3,347)
Preferred stock accretion, Series C	—	921	—	—	(563)	(359)	(922)
Issuance of stock upon initial public offering, net of issuance costs	—	—	6,151,162	—	135,435	—	135,435
Conversion of Series A, B, C convertible stock to common stock	(318,510,205)	(444,715)	42,926,630	1	444,715	—	444,716
Reclassification of warrant liability to equity	—	—	—	—	5,468	—	5,468
Exercise of stock options	—	—	37,947	—	299	—	299
Stock-based compensation	—	—	—	—	4,693	—	4,693
Repurchase and cancellation of common units	—	—	(12,175)	—	—	(167)	(167)
Repurchase and cancellation of common units withheld for taxes	—	—	(465)	—	(17)	—	(17)
Balance as of December 31, 2020	—	$—	56,890,569	$1	$585,374	$(488,195)	$97,180
Net income	—	—	—	—	—	34,597	34,597
Issuance of common stock	—	—	1,270,462	—	29,700	—	29,700
Exercise of options	—	—	664,738	—	9,371	—	9,371
Stock-based compensation	—	—	—	—	15,659	—	15,659
Balance as of December 31, 2021	—	$—	58,825,769	$1	$640,104	$(453,598)	$186,507

(1)	Common stock of Harmony Biosciences Holdings, Inc.

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$34,597	$(36,944)	$(151,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	416	394	395
Intangible amortization	18,424	9,843	2,815
Milestones associated with acquired in-process research & development (IPR&D)	—	2,000	52,000
Stock-based and employee stock purchase compensation expense	15,659	4,693	9,909
Stock appreciation rights market adjustment	446	497	—
Warrant expense	—	3,109	—
Noncash paid-in-kind interest expense	—	—	2,538
Debt issuance costs amortization	2,238	2,412	592
Loss on debt extinguishment	26,146	22,639	—
Change in operating assets and liabilities:
Trade receivables	(12,667)	(17,922)	(4,255)
Inventory	(609)	(2,735)	(1,088)
Prepaid expenses and other assets	(1,591)	(6,563)	1,467
Other non-current assets	(64)	789	(420)
Trade payables	(1,555)	(3,804)	4,898
Accrued expenses and other current liabilities	17,263	18,450	7,763
Other non-current liabilities	(146)	157	(73)
Net cash provided by (used in) operating activities	98,557	(2,985)	(75,436)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(298)	(2)	(149)
Milestone payments	(100,000)	(2,000)	(127,000)
Net cash used in investing activities	(100,298)	(2,002)	(127,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering	—	147,628	—
Initial public offering issuance costs	—	(12,193)	—
Proceeds from issuance of common stock	30,000	—	—
Common stock issuance costs	(300)	—	—
Proceeds from issuance of preferred stock	—	—	50,000
Preferred stock issuance costs	—	—	(1,132)
Proceeds from long term debt	200,000	200,000	100,000
Debt issuance costs	(9,152)	(5,804)	(5,184)
Extinguishment of debt	(200,000)	(102,538)	—
Extinguishment of debt exit fees	(22,000)	(18,047)	—
Principal repayment of long term debt	(500)
Proceeds from exercised options	9,371	299	85
Repurchase of common stock	—	(167)	—
Tax payments for employees shares withheld	—	(17)	—
Net cash provided by financing activities	7,419	209,161	143,769
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	5,678	204,174	(58,816)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	229,381	25,207	84,023
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$235,059	$229,381	25,207
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$19,830	$26,203	$4,230
Cash paid during the year for taxes	2,875	—	—
Supplemental Disclosures of Noncash Investing and Financing Activities:
Series A Preferred Stock accrued return	—	22,780	32,160
Series A accretion of issuance costs	—	5,562	2,742
Series B Preferred Stock accrued return	—	777	1,098
Series B accretion of issuance costs	—	53	22
Series C Preferred Stock accrued return	—	3,347	1,973
Series C accretion of issuance costs	—	921	211
Warrant financing	—	2,359	—
Warrant liability reclassified to equity	—	5,468	—

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company

Harmony Biosciences Holdings, Inc. (the “Company”) was founded in July 2017 as Harmony Biosciences II, LLC, a Delaware limited liability company, and the Company converted to a Delaware corporation named Harmony Biosciences II, Inc. in September 2017. In February 2020, the Company changed its name to Harmony Biosciences Holdings, Inc. The Company is a holding company and has no operations. The Company’s operations are conducted in its wholly owned subsidiary, Harmony Biosciences, LLC (“Harmony”), which was formed in May 2017. The Company is a commercial-stage pharmaceutical company focused on developing and commercializing innovative therapies for patients living with rare neurological disorders who have unmet medical needs. The Company is headquartered in Plymouth Meeting, Pennsylvania.

Initial Public Offering

In August 2020, the Company completed its initial public offering (“IPO”) of common stock, in which it sold 6,151,162 shares, including 802,325 shares pursuant to the underwriters’ over-allotment option. The shares were sold at an IPO price of $24.00 per share for net proceeds of approximately $135,435, after deducting underwriting discounts and commissions and offering expenses of approximately $12,193 payable by the Company. Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into shares of common stock and the accrued dividend payable to holders of the convertible preferred stock was paid out in shares of common stock, resulting in a total of 42,926,630 shares of common stock being issued to former holders of the Company’s convertible preferred stock. Warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for a total of 410,239 shares of common stock.

Reverse Stock Split

In August 2020, the Company implemented a 1-for-8.215 reverse stock split of the Company’s common stock. All share and per share data shown in the accompanying financial statements and related notes have been retroactively revised to reflect the reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s Preferred Stock and preferred dividend were proportionately reduced. All references in the accompanying consolidated financial statements and related notes to the number of shares of common stock, convertible preferred stock, warrants and options to purchase common stock and per share data reflect the effect of the reverse stock split.

2. LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to the year ended December 31, 2021, the Company had incurred operating losses and negative cash flows from operations resulting in an accumulated deficit of $453,598 and $488,195, as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had cash and cash equivalents of $234,309.

The Company believes that its existing cash and cash equivalents on hands as December 31, 2021, as well as additional cash generated from operating and financing activities will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next twelve months from the date of issuance of these consolidated financial statements.

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

Operating Segments

The Company holds all its tangible assets, conducts its operations, and generates its revenues in the U.S. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Makers in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined it operates in a single operating segment and has one reportable segment.

Fair Value of Financial Instruments

The Company’s consolidated financial statements include cash, cash equivalents, accounts payable, and accrued liabilities, all of which are short term in nature and, accordingly, approximate fair value. Additionally, prior to the IPO, the Company’s consolidated financial statements included a warrant liability that was carried at fair value and was re-measured at each balance sheet date until it would be exercised or expired. In connection with the IPO, the Warrants were re-evaluated under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, and reclassified to equity. See Note 14 for a further discussion of the warrants.

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

	As of
	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$234,309	$228,631
Restricted cash	750	750
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$235,059	$229,381

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

The Company is also subject to credit risk from its trade receivables related to its product sales. The Company monitors its exposure within accounts receivable and records a reserve against uncollectible accounts receivable as necessary. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. As of December 31, 2021, three customers accounted for 100% of gross accounts receivable, Accredo Health Group, Inc. (“Accredo”), which accounted for 40% of gross accounts receivable; PANTHERx Specialty Pharmacy LLC (“Pantherx”), which accounted for 31% of gross accounts receivable; Caremark LLC (“CVS Caremark”), which accounted for 29% of gross accounts receivable. As of December 31, 2020, three customers accounted for 100% of gross accounts receivable; CVS Caremark, which accounted for 44% of gross accounts receivable, Pantherx, which accounted for 23% of gross accounts receivable and Accredo, which accounted for 33% of gross accounts receivable.

For the year ended December 31, 2021, three customers accounted for 100% of gross product revenues; CVS Caremark accounted for 36% of gross product revenues; Pantherx accounted for 35% of gross product revenues; and Accredo accounted for 29% of gross product revenues. For the year ended December 31, 2020, three customers accounted for 100% of gross product revenues, CVS Caremark accounted for 40% of gross product revenues; Pantherx accounted for

33% of gross products revenues; and Accredo accounted for 27% of gross product revenues. For the year ended December 31, 2019, two customers accounted for 88% of gross product revenues; CVS Caremark accounted for 59% of gross product revenues and Pantherx accounted for 29% of gross product revenues.

The Company depends on a single source supplier for its product, product candidates and their active pharmaceutical ingredient.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the specific identification method for all inventory. Our policy is to write down inventory that has become obsolete, that has a cost basis in excess of its expected net realizable value and/or that we have quantities in excess of expected future demand. The estimate of excess quantities is subjective and primarily dependent on our estimates of future demand. If our estimate of future demand changes, we consider the impact on the reserve for excess inventory and adjust the reserve as required. Inventory reserves are recorded as a component of cost of product sales in our consolidated statement of operations.

We may capitalize inventory costs associated with our products prior to regulatory approval when future commercialization is probable. otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and ten years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. The Company’s leasehold improvements primarily relate to its corporate headquarters in Plymouth Meeting, PA, and are generally being depreciated through the end of the lease term in May 2024. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the statement of operations and comprehensive loss in the period realized.

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

Revenue Recognition

We account for contracts with our customers in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer. The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. Our analyses contemplate the application of the constraint in accordance with ASC 606. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

We have determined that the delivery of our product to our customer constitutes a single performance obligation as there are no other promises to deliver goods or services in contracts with our customers. Shipping and handling activities are considered to be fulfilment activities and are not considered to be a separate performance obligation. The payment terms with our customers do not exceed one year and therefore, no amount of consideration has been allocated as a financing component. Taxes collected related to product sales are remitted to governmental authorities and are excluded from revenue.

Product Sales, Net

We recognize revenue on sales of WAKIX when the customer obtains control of the product, which occurs at a point in time, typically upon delivery. Product revenues are recorded at the product’s list price, net of applicable reserves for variable consideration that are offered within contracts between us and our customers, payors, and other indirect customers relating to the sale of WAKIX. Components of variable consideration include government and commercial contracts, product returns, commercial co-payment assistance program transactions, and distribution service fees. These deductions, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as a current liability or reduction of receivables.

Cost of Product Sold

Cost of product sold includes manufacturing and distribution costs, the cost of drug substance, FDA program fees, royalties due to third parties on net product sales, freight, shipping, handling, storage costs, and salaries of employees involved with production. The Company began capitalizing inventory upon FDA approval of WAKIX. A portion of the inventory sold during the year ended December 31, 2020 was produced prior to FDA approval and, therefore, $1,323 was expensed as research and development expense during the year ended December 31, 2019.

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

Advertising Expenses

We expensed the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $19,558, $13,301 and $7,072 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock and stock options, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per shares does not include the conversion of securities that would have an anti-dilutive effect. The basic and diluted computations of net loss per share for the Company are the same because the effects of the Company’s convertible securities would be anti-dilutive (see Note 15 for further detail).

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. At December 31, 2021 and 2020, the Company did not have any unrecognized uncertain tax positions. The Company’s policy is to include any interest and penalties as a component of income tax expense.

Agreement Related to Intellectual Property

In August 2021, The Company entered into an asset purchase agreement with ConSynance Therapeutics, Inc. to acquire HBS-102 (formerly referred to as “CSTI-100”), a potential first-in-class molecule with a novel mechanism of action. Under the terms of the agreement, the Company acquired full development and commercialization rights globally, with the exception of Greater China, for $3,500. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a single identified asset. The payment was recorded in research and development within the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2021. Additionally, there are payments due upon the achievement of certain milestones including $1,750 for preclinical milestones, $19,000 for development milestones, $44,000 for regulatory milestones and $110,000 for sales milestones.

Emerging Growth Company Status

For the years ended December 31, 2020 and 2019, the Company was an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company had previously elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The Company is no longer an emerging growth company as of December 31, 2021, and is no longer able to take advantage of the reduced disclosure requirements applicable to emerging growth companies. As a result, the Company has adopted several recently issued accounting pronouncements on December 31, 2021 and to reflect the adoption as of January 1, 2021 in our annual results for the period ended December 31, 2021 (see below).

Recently Issued Accounting Pronouncements

ASU 2016-02 Leases (Topic 842). In February 2016, the FASB issued amended guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities in the balance sheet and disclosing key information about leasing arrangements. The new guidance clarifies the criteria for distinguishing between a finance lease and operating lease, as well as classification between the two types of leases, which is substantially unchanged from the previous lease guidance. Further, the new guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset, initially measured at the present value of the lease payments. For finance leases, a lessee should recognize interest on the lease liability separately from amortization of the right-of-use asset. For operating leases, a lessee should recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.

As the Company is no longer an emerging growth company as of December 31, 2021, the Company adopted this standard on a modified retrospective basis on December 31, 2021 and reflected the adoption as of January 1, 2021 in our annual results for the period ended December 31, 2021. The Company elected the package of practical expedients permitted under the transition guidance, which allows it to carry forward its historical lease classification, its determination regarding whether a contract contains a lease and any initial indirect costs that had existed prior to the adoption of this new standard. The Company also elected not to recognize lease assets and lease liabilities for leases with a term of 12 months or less. The Company recognized $1,958 of operating lease right-of-use assets, $991 in short-term operating lease liabilities and $1,417 of long-term operating lease liabilities on the consolidated balance sheet upon adoption of the new standard. The operating lease liabilities were determined based on the present value of the remaining minimum rental payments and the operating lease right-of-use asset was determined based on the value of the lease liabilities, adjusted for deferred rent and tenant allowance balances of $450, which were previously included in accrued liabilities and other long-term liabilities.

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326). In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. As the Company is no longer an emerging growth company as of December 31, 2021, the Company adopted this standard on a modified retrospective basis on December 31, 2021 and reflected the adoption as of January 1, 2021 in our annual results for the period ended December 31, 2021, which did not have a significant impact to its consolidated financial statements.

ASU 2019-12, Income Taxes (Topic 740). In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. As the Company is no longer an emerging growth company as of December 31, 2021, the Company adopted this standard on December 31, 2021 and reflected the adoption as of January 1, 2021 in our annual results for the period ended December 31, 2021, which did not have a significant impact to its consolidated financial statements.

ASU 2020-04, Reference Rate Reform (Topic 848). In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference rates but does not expect a significant impact to its consolidated financial statements.

4. INVENTORY

Inventory, net consisted of the following:

	As of
	December 31,	December 31,
	2021	2020
Raw materials	$986	$396
Work in process	1,787	2,660
Finished goods	2,108	941
Inventory, gross	4,881	3,997
Reserve for excess inventory	(449)	(174)
Total inventory, net	$4,432	$3,823

5. INTANGIBLE ASSET

In August 2019, the Company received FDA approval of WAKIX® (pitolisant) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 under the provisions of the License Agreement which the Company capitalized as an intangible asset. The Company determined a useful life of 10 years for this intangible asset, and, as of December 31, 2021 the remaining useful life was 7.8 years.

In October 2020, the Company received FDA upon approval for the NDA for WAKIX® for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 under the provisions of the License Agreement which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for this intangible asset, and, as of December 31, 2021 the remaining useful life was 7.8 years. Amortization expense was $18,424, $9,843 and $2,815 for the years ended December 31, 2021, 2020 and 2019, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

The Company expects the future annual amortization expense for the unamortized intangible assets to be as follows:

Years ending December 31,
2022	$18,570
2023	18,570
2024	18,570
2025	18,570
2026	18,570
Thereafter	51,069
Total	$143,919

The gross carrying amount and net book value of the intangible asset is as follows:

	As of
	December 31,	December 31,
	2021	2020
Gross Carrying Amount	$175,000	$175,000
Accumulated Amortization	(31,081)	(12,657)
Net Book Value	$143,919	$162,343

6. LICENSE AGREEMENT

In July , 2017, Harmony entered into the License Agreement (“the License Agreement”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby Harmony acquired the exclusive right to commercialize the pharmaceutical compound pitolisant for the treatment, and/or prevention, of narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, and Parkinson’s disease as well as any other indications unanimously agreed by the parties in the United States and its territories. A milestone payment of $50,000 was due upon acceptance by the FDA of pitolisant’s NDA, which was achieved on February 12, 2019 and was expensed within research and development for the year ended December 31, 2019. A milestone payment of $77,000, which included a $2,000 fee that is described below, became due upon FDA approval of WAKIX (pitolisant) for treatment of EDS in adult patients with narcolepsy in August 2019. In addition, a milestone payment of $102,000, which included a $2,000 fee became due upon the FDA approval of the NDA for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. The $2,000 payment was paid in October 2020 and a $100,000 milestone payment was paid in January 2021. An additional $40,000 milestone payment is due to Bioprojet upon WAKIX attaining $500,000 in aggregate net sales in the United States (see Note 20 for further information on milestone payment). The License Agreement also requires a fixed trademark royalty and a tiered royalty payment, all based on net sales, which are payable to Bioprojet on a quarterly basis. During the years ended December 31, 2021, 2020 and 2019, the Company incurred $50,957, $25,580 and 938, respectively, for sales-based, trademark and tiered royalties recognized as cost of product sold. As of December 31, 2021 and 2020, the Company had accrued $16,396 and $9,006, respectively, for sales-based, trademark and tiered royalties. The Company had $0 and $100,000 accrued for milestone payments to Bioprojet as of December 31, 2021 and 2020, respectively.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	December 31,	December 31,
	2021	2020
Royalties due to third parties	16,396	9,006
Rebates and other sales deductions	17,141	7,803
Interest	2,125	—
Selling and marketing	1,983	1,905
Research and development	658	2,186
Professional fees, consulting, and other services	1,645	1,081
Other expenses	301	746
Milestone payment	—	100,000
	$40,249	$122,727

8. DEBT

Credit Agreements

Blackstone Credit Agreement

In August 2021, the Company entered into the Blackstone Credit Agreement that provides for (i) a senior secured term loan facility in an aggregate original principal amount of $200,000 (the “Initial Term Loan”) and (ii) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100,000 (the “DDTL” and, together with the Initial Term Loan, the “Loans”). The DDTL will be available to draw down through August 9, 2022.

The repayment schedule for the Initial Term Loan consists of quarterly $500 principal payments commencing on December 31, 2021 and increasing to quarterly $5,000 principal payments beginning on March 31, 2024, with a $145,500 payment due on the maturity date of August 9, 2026 (“Maturity Date”). Interest is payable quarterly, which commenced on November 9, 2021 and continuing through the Maturity Date. The Initial Loan bears interest at a per annum rate equal to LIBOR, subject to a 1.00% floor, plus 6.50%.

The net cash received related to the Initial Term Loan as a result of the transaction, less debt issuance costs of $8,151, was $191,849. The debt issuance costs related to the Initial Term Loan will be amortized as additional interest expense over the five-year loan term of the Blackstone Credit Agreement. In addition, the Company paid $1,000 in debt issuance costs relating the DDTL, which are recorded in other current assets within the consolidated balance sheet. The fair value of the Initial Term Loan as of December 31, 2021 was $185,389.

OrbiMed Credit Agreement

In January 2020, the Company entered into a credit agreement with OrbiMed for an aggregate amount of $200,000 (the “OrbiMed Loan”), with a maturity date of January 2026. Borrowings under the OrbiMed Loan are collateralized by all of the Company’s assets, excluding the intellectual property licensed through the License Agreement. The OrbiMed Loan bears an interest rate equal to the sum of (i) the greater of (a) 1-month LIBOR or (b) 2.00% per annum, plus (ii) 11.00% per annum, paid in cash monthly in arrears on the last day of each month starting in January 2020. At the time of prepayment or repayment of all or any portion of the principal of the OrbiMed Loan, the Company is required to pay an exit fee of 7.0% of the principal amount of the OrbiMed Loan prepaid, repaid, or required to be prepaid or repaid. The Company recorded the exit fee as a liability and debt discount at the origination of the term loan.

In connection with the OrbiMed Loan, the Company extinguished its $200,000 multi-draw loan agreement with CRG Servicing LLC (the “CRG Loan”), which required a payoff amount of $120,893 consisting of principal repayment, interest, and exit fees. In connection with extinguishment of the CRG Loan, the Company recognized a loss on extinguishment of $22,639 within the Company’s consolidated statements of operations for the nine months ended September 30, 2020.

In connection with the Blackstone Credit Agreement, the Company extinguished the OrbiMed Loan, which required a payoff amount of $222,666 consisting of principal repayment, interest, exit fees and a prepayment premium. The Company recognized a loss on extinguishment of $26,146 relating to the OrbiMed Loan within the Company’s consolidated statements of operation for the year ended December 31, 2021.

Long-term debt, net consists of the following:

	December 31,	December 31,
	2021	2020
Liability component - principal	$199,500	$200,000
Exit fee	—	14,000
Unamortized debt discount associated with the exit fee, debt financing costs and discount with warrant financing (see note 14)	(7,516)	(19,750)
Liability component - net carrying value	191,984	194,250
Less current portion	(2,000)	—
Long term debt, net	$189,984	$194,250

Future minimum payments relating to long term debt, net as of December 31, 2021 for the periods indicated below consists of the following:

Years ending December 31,
2022	$2,000
2023	2,000
2024	20,000
2025	20,000
2026	155,500
Thereafter	—
Total	$199,500

Interest expense related to the Company’s long term debt, net, which is included in interest expense, net in the consolidated statements of operations and comprehensive income (loss), consists of the following:

	Year Ended December 31,
	2021	2020	2019
Interest on principal balance	$21,955	$26,203	$4,231
Interest on PIK	—	—	2,538
Amortization of deferred financing costs	2,238	2,412	592
Total term loan interest expense	$24,193	$28,615	$7,361

9. LEASES

In June 2018, the Company entered into an operating lease for approximately fifteen thousand square feet of office space in Plymouth Meeting, PA, which expires in May 2024. In December 2020, the Company entered into an operating lease for approximately thirteen thousand square feet of additional office space in Plymouth Meeting, PA, which expires in May 2024. The terms of the lease payments provide for rental payments on a monthly basis and on a graduated scale. The Company also leases a fleet of automobiles which are used by its sales representatives and are classified as operating leases.

Effective with the adoption of ASC 842 on January 1, 2021, operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Our leases have remaining lease terms of less than 1 year to 3 years, some of which may include the option to extend or terminate the leases.

The company recorded operating lease costs of $1,197 for the year ended December 31, 2021 and recorded rent expense of $686 and $1,051 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2021, the weighted-average remaining lease term for operating leases was 2.5 years and the weighted-average discount rate for operating leases was 3.8%.

Supplemental balance sheet information related to operating leases was as follows:

Leases	Classification	December 31, 2021
Assets
Operating lease right-of-use assets	Other noncurrent assets	$3,298
Liabilities
Operating lease liability, current portion	Other current liabilities	$1,527
Operating lease liability, long-term	Other long-term liabilities	2,233
Total operating lease liabilities		$3,760

Supplemental cash flow information related to operating leases was as follows:

December 31, 2021
Operating cash flows from operating leases	$1,126
Right of use assets obtained in exchange for operating lease obligations (1)	$4,480
(1)	Including the balance recognized on January 1, 2021, upon adoption of ASU No. 2016-02.

Future payments under noncancelable operating leases with initial terms of one year or more as of December 31, 2021 consisted of the following:

Years ending December 31,
2022	$1,638
2023	1,521
2024	788
2025	—
2026	—
Thereafter	—
Total lease payments	3,947
Less: imputed interest	(187)
Total lease liabilities	$3,760

10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to claims and suits arising in the ordinary course of business. The Company accrues such liabilities when they are known, if they are deemed probable and can be reasonably estimated.

During 2019 the Company was involved in litigation with its former chief executive officer related to arbitration and the value of vested common shares. In October 2019, the Company reached a settlement resulting in a charge of $3,466, which was included in general and administrative expense in the Company’s consolidated results of operations for the year ended December 31, 2019.

11. CONVERTIBLE PREFERRED STOCK

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

Series A Preferred Stock

In September 2017, the Company issued 270,000,000 shares of Series A convertible preferred stock for a purchase price of $1.00 per share, or $270,000 in the aggregate. On January 8, 2018, the Company issued an additional 15,000,000 shares of Series A convertible preferred stock for a purchase price of $1.00 per share, or $15,000 in the aggregate. Each outstanding share of Series A convertible preferred stock accrued dividends at 10% per annum of the Series A original issue price, subject to adjustment for stock splits, combinations, recapitalizations, stock dividends and similar transactions. Preferred dividends on the Series A convertible preferred stock were cumulative and were compounded annually.

Series B Preferred Stock

In January 2018, the Company issued 8,000,000 shares of Series B convertible preferred stock for a purchase price of $1.25 per share, or $10,000 in the aggregate. Each outstanding share of Series B convertible preferred stock accrued dividends at 10% per annum of the Series B original issue price, subject to adjustment for stock splits, combinations, recapitalizations, stock dividends and similar transactions. Preferred dividends on the Series B convertible preferred stock were cumulative and were compounded annually.

Series C Preferred Stock

In August 2019, the Company issued 25,510,205 shares of Series C convertible preferred stock for a purchase price of $1.96 per share, or $50,000 in the aggregate. Each outstanding share of Series C convertible preferred stock accrued dividends at 10% per annum of the Series C original issue price, subject to adjustment for stock splits, combinations, recapitalizations, stock dividends and similar transactions. Preferred dividends on the Series C convertible preferred stock were cumulative and were compounded annually.

Dividends

The holders of Series A, Series B, and Series C convertible preferred stock were entitled to receive, when and if declared by the board of directors of the Company, cumulative dividends equal to a 10%per annum of Series A, Series B, and Series C convertible preferred stock. In addition, the holders of the outstanding shares of Series A, Series B, and Series C convertible preferred stock were entitled to receive, when and if declared by the board of directors of the Company, a dividend at least equal to any dividend payable on the Company’s common stock as if all convertible preferred stock had been converted to common stock. No dividends were declared as of December 31, 2019. As part of the Company’s IPO, the Company’s accrued cumulative dividend was paid out to holders of Series A, Series B, and Series C convertible preferred stock in shares of the Company’s common stock and reflects the reverse stock split in connection with the mandatory conversion of the Series A, Series B, and Series C convertible preferred stock into shares of the Company’s common stock.

12. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

In August 2020, the Company implemented a 1-for-8.215 reverse stock split of the Company’s common stock. All share and per share data shown in the accompanying financial statements and related notes have been retroactively revised to reflect the reverse stock split with the exception of the preferred stock. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s Preferred Stock were proportionately reduced. In August 2020, the Company completed its IPO of common stock, in which it sold 6,151,162 shares, including 802,325 shares pursuant to the underwriters’ over-allotment option. The shares were sold at an IPO price of $24.00 per share for net proceeds of approximately $135,435, after deducting underwriting discounts and commissions and offering expenses of approximately $12,193 incurred by the Company.

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

In connection with the Blackstone Credit Agreement, in August 2021, the Company sold an aggregate of 1,048,951 shares of our common stock, par value $0.00001 per share, for an aggregate cash consideration of $30,000, or $28.60 per share. This sale did not involve a public offering and was therefore exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder as a transaction not involving any public offering.

In September 2021, the Company issued 221,511 shares of common stock in connection with the OrbiMed warrant (see Note 14).

In November 2019, the Company removed certain forfeiture provisions associated with 1,217,285 common shares held by an investor resulting in $8,400 of noncash stock compensation expense reflected in the Company’s consolidated results of operations for the year ended December 31, 2019.

13. STOCK INCENTIVE PLAN AND STOCK-BASED COMPENSATION

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

Stock options and stock appreciation rights under the 2017 Plan and the 2020 Plan have a 10-year contractual term and vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). RSUs vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). As of December 31, 2021, there were 4,113,432 shares of common stock reserved for issuance under the 2020 Plan. The number of shares that may be issued under the 2020 Plan will automatically increase on January 1 of each year in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors.

2017 Stock Incentive Plan

In August 2017, the Company adopted an equity incentive plan (the “2017 Plan”). Under the 2017 Plan, directors, officers, employees, consultants, and advisors of the Company can be paid incentive compensation measured by the value of the Company’s common shares through grants of stock options, stock appreciation rights (“SARs”), or restricted stock.

Upon the effectiveness of the 2020 Plan, no further grants will be made under the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of outstanding awards granted under under the 2017 Plan.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2021:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2020	5,210,832	$17.66	8.63
Awards issued	1,551,502	$35.69
Awards exercised	(668,782)	$14.19
Awards forfeited	(376,955)	$24.23
Awards outstanding—December 31, 2021	5,716,597	$22.53	8.09

Stock Appreciation Rights

The following table summarizes SARs activity for the year ended December 31, 2021:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2020	49,294	$9.24	8.29
Awards issued	—	$—
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—December 31, 2021	49,294	$9.24	7.29

Restricted Stock Units

The following table summarizes RSU activity for the year ended December 31, 2021:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2020	—	$—	—
Awards issued	60,000	$29.03
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—December 31, 2021	60,000	$29.03	9.24

As of December 31, 2021 and 2020, stock awards issued under the 2017 and 2020 Plans of 1,285,432 and 987,538 common shares, respectively, were vested. The Company has elected early adoption of ASU No. 2016-09 to recognize forfeitures as they occur. As a result of the adoption, for the year ended December 31, 2021 and 2020, respectively, the Company reversed $278 and $3 out of stock-based compensation previously recorded.

Value of Stock Options and SARs

The Company values awards using the Black-Scholes option-pricing model. The Company estimates its expected stock volatility based on historical volatility of a peer group of companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The Company utilizes the “simplified” method to estimate the expected term for option awards that qualify as “plain-vanilla” options. The expected term for SARs granted is estimated based upon the weighting of certain future events. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for the time periods approximately equal to the expected term of the award. Expected dividend yield is zero based upon the fact that the Company has never paid cash dividends and does not intent to do so for the foreseeable future.

The assumptions used to value the awards are summarized in the following table.

	As of
	December 31,	December 31,	December 31,
	2021	2020	2019
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	60.00%	55.00 - 95.80%	95.30-99.30%
Risk-free interest rate	0.66 - 1.44%	0.32 - 0.56%	1.60-2.59%
Lack of marketability discount	0.00%	0.00 - 20.48%	26.00-31.00%
Expected term (years)	4.1 - 6.3	5.4 - 6.5	6.5

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted average per share fair value of awards issued under the Plan was $12.82, $10.06 and $3.45 in 2021, 2020 and 2019, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense was $16,105, $5,190 and $9,909 for the years ended December 31, 2021, 2020 and 2019, respectively, and was recorded in the consolidated statements of operations and comprehensive income (loss) in the following line items:

	Year Ended December 31,
	2021	2020	2019
Research and development expense	$2,121	$586	$287
Sales and marketing expense	3,103	703	351
General and administrative expense	10,881	3,901	9,271
	$16,105	$5,190	$9,909

Options issued under the 2017 Plan and 2020 Plan are reflected as a component of equity in these consolidated financial statements. Stock appreciation rights are reflected as other non-current liability. As of December 31, 2021, the total unrecognized stock-based compensation expense related to Options and RSUs was $56,531. Such amount will be recognized in the Company’s consolidated statement of operations over a weighted average period of 3.4 years.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on April 30, 2021. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 629,805, which will automatically increase on January 1 of each year in an amount equal to the lesser of (i) 1.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For the year ended December 31, 2021, there were 11,010 shares issued under the ESPP. The discount on the ESPP for the year ended December 31, 2021 was $173, and is recorded within stock-based compensation expense.

14. WARRANTS

In connection with the OrbiMed Loan, the Company issued Warrants to OrbiMed Royalty & Credit Opportunities, LP on January 9, 2020. Pursuant to the Warrants, OrbiMed Royalty & Credit Opportunities, LP, may purchase up to 410,239 shares of the Company’s Common Stock for an initial exercise price of $16.10 at any time from the date of execution of the Warrants through the expiration date, defined within the Warrants as the earlier of (i) January 9, 2027 and (ii) the closing date of a Corporate Reorganization. The fair value of the Warrants using the Black-Scholes option-pricing model was $2,359 on January 9, 2020 and was initially recorded as a warrant liability which was included in warrant liability in the consolidated balance sheet. The portion of the OrbiMed Loan proceeds allocated to the warrant liability resulted in a debt discount, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the debt and is being amortized as additional interest expense over the six-year loan term of the OrbiMed Loan. In connection with the Blackstone Credit Agreement, the OrbiMed Loan was repaid in fully and the unamortized debt discount related to the Warrants was included in the loss on debt extinguishment (see Note 12). On September 3, 2021, OrbiMed exercised its option to purchase shares of the Company’s common stock pursuant to the Warrants, which resulted in the net settlement of 221,511 shares of the Company’s common stock issued to OrbiMed.

In connection with the IPO, the financial instrument underlying the warrants was converted from the Company’s Series C Preferred Stock to the Company’s Common Stock. As a result of this conversion the Warrants were re-evaluated under ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging and reclassified to equity.

15. EARNINGS PER SHARE

The Company has reported net income for the year ended December 31, 2021. Diluted net income per common share is computed under the treasury stock method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, stock appreciation rights, restricted stock units and warrants. In addition, the Company analyzes the potential dilutive effects of the outstanding convertible preferred stock under the ‘if-converted’ method when calculating diluted earnings per share, in which it is assumed that the outstanding convertible preferred stock converts into common stock at the beginning of the period or when issued if later. The Company reports the more dilutive of the approaches (treasury stock or ‘if converted’) as its diluted net income per share during the period.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2021	2020	2019
Numerator
Net income (loss)	$34,597	$(36,944)	$(151,977)
Accumulation of dividends on preferred stock	—	(26,904)	(35,231)
Net income (loss) available to common shareholders	$34,597	$(63,848)	$(187,208)
Denominator
Net income (loss) per common share - basic	$0.60	$(2.48)	$(24.07)
Net income (loss) per common share - diluted	$0.58	$(2.48)	$(24.07)
Weighted average number of shares of common stock - basic	57,531,540	25,772,419	7,777,441
Weighted average number of shares of common stock - diluted	59,205,213	25,772,419	7,777,441

Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Year Ended December 31,
	2021	2020	2019
Stock options, SARs, and RSUs to purchase common stock	1,536,825	—	—
Warrants	136,848	—	—
Total	1,673,673	—	—

Potential common shares issuable upon conversion of preferred stock, exercise of stock options, and exercise of warrants that are excluded from the computation of diluted weighted-average shares outstanding as well as the warrant fair value adjustments excluded from the numerator are as follows:

	Year Ended December 31,
	2021	2020	2019
Stock options, SARs, and RSUs to purchase common stock	4,289,066	5,260,126	2,271,632
Convertible preferred stock	—	—	36,891,576
Warrants	—	410,239	—
Total	4,289,066	5,670,365	39,163,208

Adjustment for warrants	$—	$3,109	$—

16. INCOME TAXES

Details of the provision for income taxes consist of the following:

	Year Ended December 31,
	2021	2020	2019
Federal	$6,487	$(6,416)	$(32,508)
State	2,852	4,198	(9,641)
Valuation allowance	(6,508)	2,218	42,149
	$2,831	$—	$—
Current	$2,831	$—	$—
Deferred	6,508	(2,218)	(42,149)
Valuation allowance	(6,508)	2,218	42,149
Total	$2,831	$—	$—

The reasons for the difference between the statutory federal income tax rate and the Company’s effective income tax rate as of December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Federal income tax rate	21.0%	21.0%	21.0%
Stock-based compensation	(2.3)	—	—
State taxes	6.4	(11.4)	6.3
Other	(0.2)	(3.6)	0.4
Valuation allowance	(17.3)	(6.0)	(27.7)
Total	7.6%	—%	—%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020, are as follows:

	As of December 31,
	2021		2020
	Assets	Liabilities	Assets	Liabilities
Acquired in-process research and development	$42,460	$—	$45,346	$—
Net operating loss carryforward	29,739	—	44,983	—
Accrued compensation	6,285	—	4,075	—
Credits	168	—	1,604	—
Disallowed interest	7,635	—	7,751	—
Lease obligations, net	123	—	121	—
Fixed assets	124	—	65	—
Inventory	6,294	—	100	—
Accrued rebates	4,564	—	—	—
Other	70	1,096	71	1,242
Total	$97,462	1,096	$104,116	1,242
Net deferred tax asset	$96,366	$—	$102,874	$—
Valuation allowance	$(96,366)	$—	$(102,874)	$—
Total	$—	$—	$—	$—

The Company has considered available positive and negative evidence to estimate if sufficient future taxable income will be generated to allow utilization of the existing deferred tax assets. Prior to the year ended December 31, 2021, the Company had incurred operating losses and negative cash flows from operations. In light of these considerations, as well as the uncertainty as to when the Company might generate taxable income, the Company has recorded a full valuation allowance of $96,366, which represents an decrease of $6,508 in the Company’s valuation allowance from December 31, 2020 to December 31, 2021. The amount of the net deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income change or if objective negative evidence in no longer present and additional weight may be given to subjective evidence. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Valuation allowance at the beginning of the year	$(102,874)	$(100,656)	$(58,507)
Decreases recorded as a benefit to income tax provision	6,508	—	—
Increases recorded to income tax provision	—	(2,218)	(42,149)
Valuation allowance at the end of the year	$(96,366)	$(102,874)	$(100,656)

As of December 31, 2021 and 2020, the Company has approximately $98,069 and $159,395, respectively, of federal net operating loss ("NOL") carryforward available to offset future federal taxable income. The Company also has approximately $120,074 and $157,743 of state NOL carryforwards as of December 31, 2021 and 2020, respectively, available to offset future state taxable income. All of the Company’s tax years remain open to examination by federal and state taxing authorities. The Company’s pre-2018 federal NOLs expire in 2037 whereas the Company’s NOLs arising in 2018, and subsequent years, have an unlimited carryforward period. The Company’s state NOLs begin to expire in 2037. Utilization of the net operating loss carryforwards may be subject to a substantial limitation due to ownership change limitations that may occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

As of December 31, 2021 and 2020, the Company has federal tax credits of $168 and $1,603, respectively. These credits begin to expire in 2037.

17. FINANCIAL INSTRUMENTS

The Company primarily applies the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to its valuation techniques used to determine the fair value of financial instruments during the year ended December 31, 2020. The Company’s financial assets and liabilities which are measured at fair value on a recurring basis were comprised of cash, cash equivalents, and restricted cash of $235,059 and $229,381 as of December 31, 2021 and 2020, respectively, based on Level 1 inputs.

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

18. RETIREMENT PLAN

The Company formed a 401(k) defined contribution savings plan (the “401(k) Plan”) on January 1, 2021. The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees limited by the IRS-imposed maximum. Employer contributions were $2,479 for 2021.

19. RELATED-PARTY TRANSACTIONS

The Company was party to a management agreement for professional services provided by a related party, Paragon. The related party is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors was the President and owner of the entity. For the years ended December 31, 2021, 2020 and 2019, the Company incurred $284, $7,384 and $5,378, respectively, in management fee expense and other expenses to this related party, which are included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss). The Company terminated the Management Services Agreement upon the consummation of its IPO. The Company is also party to a right of use agreement with the related party whereby it has access to and the right to use certain office space leased by the related party in Chicago, Illinois. In addition, the Company had participated in certain transactions with separate related parties that also share common ownership with the Company, primarily related to combined employee health plans. In August 2021, the Company paid a $2,300 advisory fee to Paragon in connection with the Blackstone Credit Agreement. $2,000 of this payment was recorded in debt issuance costs as a component of long-term debt, net and $300 was recorded in common stock issuance costs as a component of additional paid-in capital, within the consolidated balance sheet as of December 31, 2021. As of December 31, 2021 and 2020, respectively, the amounts due to related parties included in current liabilities were $0 and $0, respectively, and the amount included in other assets was $0 and $1, respectively.

20. SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2021, the Company attained $500,000 in aggregate net sales of WAKIX in the United States, which triggered a $40,000 payment under the provisions of the License Agreement. The Company expects to make this payment in March 2022.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Harmony Biosciences Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Harmony Biosciences, Inc. and subsidiary (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 28, 2022

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

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

Item 11. Executive Compensation.

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

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

(a)(3) Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of Harmony Biosciences Holdings, Inc.	8-K	August 21, 2020	3.1

3.2	Amended and Restated Bylaws.	8-K	August 21, 2020	3.2

4.1	Form of Common Stock Certificate.	S-1/A	August 6, 2020	4.1

4.3	Description of Registrant’s Securities.	10-K	March 25, 2021	4.3

10.1	Credit Agreement, dated as of August 9, 2021, among Harmony Biosciences, Inc., as Borrower, Harmony Biosciences, LLC, as Guarantor, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent.	10-Q	August 10, 2021	10.2

10.2	Pledge and Security Agreement, dated as of August 9, 2021, among Harmony Biosciences, Inc. and Harmony Biosciences, LLC, as Grantors, the Grantors from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent.	10-Q	August 10, 2021	10.3

10.3	Harmony Biosciences Holdings, Inc. 2020 Incentive Award Plan	S-8	August 21, 2020	10.2

10.4	Form of Option Agreement under Harmony Biosciences Holdings, Inc. 2020 Incentive Award Plan.	S-8	August 21, 2020	10.3

10.5	Form of Restricted Stock Unit Agreement under Harmony Biosciences Holdings, Inc. 2020 Incentive Award Plan.	S-1/A	August 11, 2020	10.6

10.6	Harmony Biosciences Holdings, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	August 11, 2020	10.7

10.7	Amended and Restated Employment Agreement, dated August 11, 2020, by and between Harmony Biosciences, LLC and John C. Jacobs.	S-1/A	August 11, 2020	10.8

10.8	Form of Indemnification Agreement between Harmony Biosciences, LLC and each director and executive officer.	S-1/A	August 11, 2020	10.12

10.9	Harmony Biosciences, LLC Separation Plan.	S-1/A	August 11, 2020	10.13

10.10	Harmony Biosciences Holdings, Inc. Amended and Restated 2017 Equity Incentive Plan.	S-1/A	August 11, 2020	10.3

10.11	Harmony Biosciences Holdings, Inc. Non- Employee Director Compensation Program.	10-Q	November 12, 2020	10.9

10.12	Offer Letter, dated October 10, 2017, by and between Harmony Biosciences, LLC and Jeffrey Dayno.	S-1/A	August 11, 2020	10.9

10.13	Offer Letter, dated September 8, 2017, by and between Harmony Biosciences, LLC and Andrew Serafin.	S-1/A	August 11, 2020	10.10

10.14	License and Commercialization Agreement, dated July 28, 2017, by and between Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.10

10.15	Amendment No. 1 to License and Commercialization Agreement, dated August 27, 2018, by and between Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.11

10.16	Trademark License Agreement, dated August 23, 2018, by and among Bioprojet Europe, Ltd., Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.12

10.17	Management Services Agreement, dated September 22, 2017, by and between Paragon Biosciences, LLC and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.13

10.18	Right of Use Agreement, dated November 1, 2019, by and between Paragon Biosciences, LLC and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.14

10.19	Second Amended and Restated Investors’ Rights Agreement, dated August 9, 2019, by and among the Registrant and the other parties thereto.	S-1	July 27, 2020	10.15

10.20	Offer Letter, dated September 7, 2017, by and between Harmony Biosciences, LLC and Jeffrey Dierks.	10-K	March 25, 2021	10.20

10.21	Confidential Separation Agreement and General Release, between Harmony Biosciences, LLC and Susan L. Drexler, dated March 4, 2021.	8-K	March 10, 2021	10.1

10.22	Employment Agreement, dated March 4, 2021, between Harmony Biosciences, LLC and Sandip Kapadia.	8-K	March 15, 2021	10.1

10.23*	Promotion Increase Award Letter to Jeffrey Dierks, dated June 9, 2021.	10-Q	August 10, 2021	10.1
21.1	List of Subsidiaries of Harmony Biosciences Holdings, Inc.				X

23.1	Consent of Independent Registered Public Accounting Firm				X

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

101

The following financial statements from the Company’s Yearly Report on Form 10-K for the fiscal year ended December 31, 2020 formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Jacobs	President, Chief Executive Officer, and Director	February 28, 2022
John C. Jacobs	(Principal Executive Officer)

/s/ Sandip Kapadia	Chief Financial Officer (Principal	February 28, 2022
Sandip Kapadia	Financial Officer and Principal Accounting Officer)

/s/ Jeffrey S. Aronin	Chairman of the Board	February 28, 2022
Jeffrey S. Aronin

/s/ Antonio Gracias	Director	February 28, 2022
Antonio Gracias

/s/ R. Mark Graf	Director	February 28, 2022
R. Mark Graf

/s/ Jack Bech Nielsen	Director	February 28, 2022
Jack Bech Nielsen

/s/ Juan A. Sabater	Director	February 28, 2022
Juan A. Sabater

/s/ Gary Sender	Director	February 28, 2022
Gary Sender

/s/ Linda Szyper	Director	February 28, 2022
Linda Szyper

/s/ Andreas Wicki	Director	February 28, 2022
Andreas Wicki