Form 10-Q
period 2022-06-30
Harmony Biosciences Holdings, Inc.
filed 2022-08-02
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of July 29, 2022, there were 59,161,397 shares of the registrant’s common stock, par value $0.00001 value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$236,533	$234,309
Investments, short-term	17,638	—
Trade receivables, net	49,822	34,843
Inventory, net	4,208	4,432
Prepaid expenses	10,827	7,637
Other current assets	3,674	3,218
Total current assets	322,702	284,439
NONCURRENT ASSETS:
Property and equipment, net	695	820
Restricted cash	750	750
Investments, long-term	4,747	—
Intangible assets, net	172,876	143,919
Other noncurrent assets	3,264	3,515
Total noncurrent assets	182,332	149,004
TOTAL ASSETS	$505,034	$433,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$6,661	$1,001
Accrued compensation	7,213	9,165
Accrued expenses	45,626	40,249
Current portion of long-term debt	2,000	2,000
Other current liabilities	4,264	1,360
Total current liabilities	65,764	53,775
NONCURRENT LIABILITIES:
Long-term debt, net	189,807	189,984
Other noncurrent liabilities	2,930	3,177
Total noncurrent liabilities	192,737	193,161
TOTAL LIABILITIES	258,501	246,936
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock—$0.00001 par value; 500,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 59,117,749 shares and 58,825,769 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid in capital	655,143	640,104
Accumulated other comprehensive income (loss)	(29)	—
Accumulated deficit	(408,582)	(453,598)
TOTAL STOCKHOLDERS’ EQUITY	246,533	186,507
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$505,034	$433,443

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net product revenues	$107,028	$73,821	$192,341	$133,495
Cost of product sold	18,921	12,687	33,637	23,097
Gross profit	88,107	61,134	158,704	110,398
Operating expenses:
Research and development	12,668	6,498	20,246	11,177
Sales and marketing	20,160	17,022	37,743	32,529
General and administrative	22,163	14,302	40,043	28,848
Total operating expenses	54,991	37,822	98,032	72,554
Operating income	33,116	23,312	60,672	37,844
Other expense, net	42	4	40	(15)
Interest expense, net	(3,927)	(7,227)	(8,096)	(14,354)
Income before income taxes	29,231	16,089	52,616	23,475
Income tax expense	(5,700)	(1,972)	(7,600)	(1,972)
Net income	$23,531	$14,117	$45,016	$21,503
Unrealized loss on investments	(29)	—	(29)	—
Comprehensive income	$23,502	$14,117	$44,987	$21,503
EARNINGS PER SHARE:
Basic	$0.40	$0.25	$0.76	$0.38
Diluted	$0.39	$0.24	$0.74	$0.37
Weighted average number of shares of common stock - basic	59,063,358	56,940,840	58,986,370	56,916,282
Weighted average number of shares of common stock - diluted	60,922,672	58,592,876	60,759,026	58,635,195

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance as of December 31, 2021	58,825,769	$1	$640,104	$—	$(453,598)	$186,507
Net income	—	—	—	—	45,016	45,016
Unrealized loss on investments	—	—	—	(29)	—	(29)
Exercise of options	291,980	—	3,133	—	—	3,133
Stock-based compensation	—	—	11,906	—	—	11,906
Balance as of June 30, 2022	59,117,749	$1	$655,143	$(29)	$(408,582)	$246,533

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance as of March 31, 2022	59,030,148	$1	$646,615	$—	$(432,113)	$214,503
Net income	—	—	—	—	23,531	23,531
Unrealized loss on investments	—	—	—	(29)	—	(29)
Exercise of options	87,601	—	1,250	—	—	1,250
Stock-based compensation	—	—	7,278	—	—	7,278
Balance as of June 30, 2022	59,117,749	$1	$655,143	$(29)	$(408,582)	$246,533

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance as of December 31, 2020	56,890,569	$1	$585,374	$(488,195)	$97,180
Net income	—	—	—	21,503	21,503
Exercise of stock options	109,570	—	660	—	660
Stock-based compensation	—	—	7,208	—	7,208
Balance as of June 30, 2021	57,000,139	$1	$593,242	$(466,692)	$126,551

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance as of March 31, 2021	56,892,406	$1	$588,687	$(480,809)	$107,879
Net income	—	—	—	14,117	14,117
Exercise of options	107,733	—	648	—	648
Stock-based compensation	—	—	3,907	—	3,907
Balance as of June 30, 2021	57,000,139	$1	$593,242	$(466,692)	$126,551

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,016	$21,503
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	211	200
Intangible amortization	11,043	9,208
Stock-based and employee stock purchase compensation expense	11,906	7,208
Stock appreciation rights market adjustment	361	(130)
Debt issuance costs amortization	823	1,361
Other non-cash expenses	770	—
Change in operating assets and liabilities:
Trade receivables	(14,979)	(9,019)
Inventory	224	(1,128)
Prepaid expenses and other assets	(3,707)	(622)
Trade payables	5,660	(550)
Accrued expenses and other current liabilities	5,407	2,606
Other non-current liabilities	(152)	(37)
Net cash provided by operating activities	62,583	30,600
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(22,406)	—
Purchase of property and equipment	(86)	(205)
Milestone payments	(40,000)	(100,000)
Net cash used in investing activities	(62,492)	(100,205)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of long term debt	(1,000)	—
Proceeds from exercised options	3,133	660
Net cash provided by financing activities	2,133	660
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,224	(68,945)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	235,059	229,381
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$237,283	$160,436
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$7,524	$13,092

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company

Harmony Biosciences Holdings, Inc., and its consolidated subsidiary (the “Company”) was founded in July 2017 as Harmony Biosciences II, LLC, a Delaware limited liability company. The Company converted to a Delaware corporation named Harmony Biosciences II, Inc. in September 2017 and, in February 2020, the Company changed its name to Harmony Biosciences Holdings, Inc. The Company’s operations are conducted in its wholly owned subsidiary, Harmony Biosciences, LLC (“Harmony”), which was formed in May 2017. The Company is a commercial-stage pharmaceutical company focused on developing and commercializing innovative therapies for patients living with rare neurological diseases as well as patients living with other neurological diseases who have unmet medical needs. The Company is headquartered in Plymouth Meeting, Pennsylvania.

Initial Public Offering

In August 2020, the Company completed its initial public offering (“IPO”) of common stock, in which it sold 6,151,162 shares, including 802,325 shares pursuant to the underwriters’ over-allotment option. The shares were sold at a price of $24.00 per share for net proceeds of approximately $135,435, after deducting underwriting discounts and commissions and offering expenses of approximately $12,193 payable by the Company. Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into shares of common stock and the accrued dividend payable to holders of the convertible preferred stock was paid out in shares of common stock, resulting in a total of 42,926,630 shares of common stock being issued to former holders of the Company’s convertible preferred stock. Warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for a total of 410,239 shares of common stock.

2. LIQUIDITY AND CAPITAL RESOURCES

The unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $408,582 and $453,598, as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the Company had cash and cash equivalents of $236,533.

The Company believes that its existing cash and cash equivalents on hand as of June 30, 2022, as well as additional cash generated from operating and financing activities will meet its operational liquidity needs and fund its planned investing activities for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of June 30, 2022, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and the unaudited condensed consolidated statements of operations and comprehensive income and the unaudited condensed consolidated statements of shareholders’ equity for the three and six months ended June 30, 2022 and 2021, are unaudited. The balance sheet as of June 30, 2022 was derived from audited financial statements as of and for the year ended December 31, 2021. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022, and the results of its operations and its cash flows for the six months ended June 30, 2022 and 2021. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company has updated certain prior period disclosures within Note 11 in order to conform with current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the unaudited condensed consolidated financial statements, including the notes thereto, and elsewhere in this report. Actual results may differ significantly from estimates, which include rebates due pursuant to commercial and government contracts, accrued research and development expenses, stock-based compensation expense and income taxes.

Uncertainties related to the magnitude and duration of COVID-19, the extent to which it will impact our future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending and health insurance coverage, the speed of the anticipated recovery and governmental and business reactions to the pandemic have increased the complexity of developing estimates and assumptions used in the preparation of the unaudited condensed consolidated financial statements, including the carrying amounts of long-lived assets, and the intangible asset. Actual results may differ significantly from our estimates as a result of COVID-19.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash consist of cash and, if applicable, highly liquid investments with an original maturity of three months or less when purchased, including investments in Money Market Funds and debt securities that approximate fair value. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that equal the amount reflected in the statements of cash flows.

	As of
	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$236,533	$234,309
Restricted cash	750	750
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$237,283	$235,059

Restricted cash includes amounts required to be held as a security deposit in the form of letters of credit for the Company’s credit card program and the fleet program.

Investments

The Company’s investments consist of debt securities that are classified as available-for-sale. The short-term and long-term investments are carried at fair value and unrealized gains and losses are recorded as a component of accumulated comprehensive income in stockholders’ equity. The amortization of premiums and accretion of discounts adjust the carrying value of investments and are recorded in interest expense, net, on the unaudited condensed consolidated statements of operations and comprehensive income. Interest income and realized gains and losses, if any, are also recorded in interest expense, net, on the unaudited condensed consolidated statement of operations and comprehensive income. Realized gains and losses that result from the sale of investments are determined on a specific identification basis.

At each reporting period, the Company reviews any unrealized losses position to determine if the decline in the fair value of the underlying investments is a result of credit losses or other factors. If the assessment indicates that a credit loss exists, any impairment is recognized as an allowance for credit losses in our consolidated statement of operations.

Concentrations of Risk

Substantially all of the Company’s cash and money market funds are held in two financial institutions. Due to their size, the Company believes these financial institutions represent minimal credit risk. Deposits may exceed the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation for U.S. institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

The Company is also subject to credit risk from its trade receivables related to its product sales. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. The Company monitors its exposure within accounts receivable and would record a reserve against uncollectible accounts receivable if necessary As of June 30, 2022, three customers accounted for 100% of gross accounts receivable; Caremark LLC (“CVS Caremark”), which accounted for 38% of gross accounts receivable; PANTHERx Specialty Pharmacy LLC (“Pantherx”, which accounted for 34% of gross accounts receivable: and, Accredo Health Group, Inc. (“Accredo”), which accounted for 28% of gross accounts receivable. As of December 31, 2021, three customers accounted for 100% of gross accounts receivable; Accredo, which accounted for 40% of gross accounts receivable; Pantherx, which accounted for 31% of gross accounts receivable; and CVS Caremark, which accounted for 29% of gross accounts receivable.

For the six months ended June 30, 2022, three customers accounted for 100% of gross product revenues; CVS Caremark accounted for 39% of gross product revenues; Pantherx accounted for 32% of gross product revenues; and Accredo accounted for 29% of gross product revenues. For the six months ended June 30, 2021 three customers accounted for 100% of gross product revenues; CVS Caremark accounted for 37% of gross product revenues; Pantherx accounted for 35% of gross product revenues; and Accredo accounted for 28% of gross product revenues.

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

4. INVESTMENTS

The carrying value and amortized cost of the Company’s available-for-sale debt securities, summarized by major security type of security, consisted of the following:

	June 30, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$959	1	(1)	$959
Corporate debt securities	14,344	3	(18)	14,329
U.S. government securities	2,354	1	(5)	2,350
Total short-term investments	$17,657	5	(24)	$17,638

Long-term:
Corporate debt securities	$4,503	1	(11)	$4,493
U.S. government securities	254	—	—	254
Total long-term investments	$4,757	1	(11)	$4,747

The Company classifies investments with an original maturity of less than one year as current and investments with an original maturity date of greater than one year as noncurrent on its unaudited condensed consolidated balance sheet. The investments classified as noncurrent have maturity dates ranging from 1-2 years.

5. FAIR VALUE MEASUREMENTS

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

The Company measures certain assets and liabilities at fair value based on the fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels based on the source of inputs as follows:

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

Level 3—Valuations based on unobservable inputs and models that are supported by little or no market activity.

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by understanding the models that are used and obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of June 30, 2022 or December 31, 2021.

The Company’s assets measured at fair value consisted of the following:

	June 30, 2022			December 31, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$172,183	172,183	—	$156,782	156,782	—
Commercial paper	959	—	959	—	—	—
Corporate debt securities	18,822	—	18,822	—	—	—
U.S. government securities	2,604	—	2,604	—	—	—
Total	$194,568	172,183	22,385	$156,782	156,782	—

6. INVENTORY

Inventory, net consisted of the following:

	As of
	June 30,	December 31,
	2022	2021
Raw materials	$606	$986
Work in process	1,809	1,787
Finished goods	2,242	2,108
Inventory, gross	4,657	4,881
Reserve for excess inventory	(449)	(449)
Total inventory, net	$4,208	$4,432

7. INTANGIBLE ASSETS

In August 2019, the Company received FDA approval of WAKIX® (pitolisant) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 under the provisions of the License Agreement (defined below) which the Company capitalized as an intangible asset. The Company determined a useful life of 10 years for such intangible asset, and, as of June 30, 2022 the remaining useful life was 7.3 years.

In October 2020, the Company received FDA approval for the New Drug Application (“NDA”) for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 under the provisions of the License Agreement which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for such intangible asset, and, as of June 30, 2022 the remaining useful life was 7.3 years.

In February 2022, the Company attained $500,000 in life-to-date aggregate net sales of WAKIX in the United States. This event triggered a final $40,000 payment under the provisions of the License Agreement which the Company capitalized as an intangible asset and paid in March of 2022. The Company determined a useful life of 7.6 years for such intangible asset, and, as of June 30, 2022 the remaining useful life was 7.3 years.

Amortization expense was $5,961 and $4,629 for the three months ended June 30, 2022 and 2021, respectively, and $11,043 and $9,208 for the six months ended June 30, 2022 and 2021, respectively, and is recorded in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive income.

Future amortization expense relating to unamortized intangible assets as of June 30, 2022 for the periods indicated below consists of the following:

Years ending December 31,
2022 (Excluding the six months ended June 30, 2022)	$11,923
2023	23,845
2024	23,845
2025	23,845
2026	23,845
Thereafter	65,573
Total	$172,876

The gross carrying amount and net book value of the intangible assets is as follows:

	As of
	June 30,	December 31,
	2022	2021
Gross Carrying Amount	$215,000	$175,000
Accumulated Amortization	(42,124)	(31,081)
Net Book Value	$172,876	$143,919

8. LICENSE AND ASSET PURCHASE AGREEMENTS

In July 2017, Harmony entered into the License Agreement (“the License Agreement”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby Harmony acquired the exclusive right to commercialize the pharmaceutical compound pitolisant for the treatment, and/or prevention, of narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, and Parkinson’s disease as well as any other indications unanimously agreed by the parties in the United States and its territories. A milestone payment of $50,000 was due upon acceptance by the FDA of pitolisant’s NDA, which was achieved in February 2019 and was expensed within research and development for the year ended December 31, 2019. A milestone payment of $77,000, which included a $2,000 fee that is described below, was due upon FDA approval of WAKIX (pitolisant) for treatment of EDS in adult patients with narcolepsy, which was achieved in August 2019. The $2,000 payment and $75,000 milestone payment were paid in August and November 2019, respectively. In addition, a milestone payment of $102,000, which included a $2,000 fee was due upon the FDA approval of the NDA for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. The $2,000 payment was paid in October 2020 and a $100,000 milestone payment was paid in January 2021. A final $40,000 milestone payment was paid to Bioprojet in March 2022 upon WAKIX attaining $500,000 in aggregate net sales in the United States. The License Agreement also requires a fixed trademark royalty and a tiered royalty based on net sales, which is payable to Bioprojet on a quarterly basis. The Company incurred $17,125 and $11,812 for the three months ended June 30, 2022 and 2021, respectively, and $30,797 and $21,359 for the six months ended June 30, 2022 and 2021, respectively, for sales-based, trademark and tiered royalties recognized as cost of product sold. As of June 30, 2022 and December 31, 2021, the Company had accrued $17,125 and $16,396, respectively, for sales-based, trademark and tiered royalties.

Agreement Related to Intellectual Property

In August 2021, the Company entered into an asset purchase agreement with ConSynance Therapeutics, Inc. (the “APA”) to acquire HBS-102 (formerly referred to as “CSTI-100”), a potential first-in-class molecule with a novel mechanism of action. Under the terms of the APA, the Company acquired full development and commercialization rights globally, with the exception of Greater China, for $3,500. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a single identified asset. Additionally, there are payments due under the APA upon the achievement of certain milestones including $1,750 for preclinical milestones, $19,000 for development milestones, $44,000 for regulatory milestones and $110,000 for sales milestones.

9. ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	June 30,	December 31,
	2022	2021
Royalties due to third parties	$17,125	$16,396
Rebates and other sales deductions	22,558	17,141
Interest	2,198	2,125
Selling and marketing	1,644	1,983
Research and development	253	658
Professional fees, consulting, and other services	928	1,645
Other expenses	920	301
	$45,626	$40,249

10. DEBT

Credit Agreements

Blackstone Credit Agreement

In August 2021, the Company entered into the Blackstone Credit Agreement that provides for (i) a senior secured term loan facility in an aggregate original principal amount of $200,000 (the “Initial Term Loan”) and (ii) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100,000 (the “DDTL” and, together with the Initial Term Loan, the “Loans”). The DDTL was initially available to draw down through August 9, 2022. In August 2022, the Company entered into an agreement to extend the expiration date of the DDTL to August 9, 2023, for which the Company will pay a ticking fee at a rate of 1% per annun on the undrawn portion of the DDTL, commencing on August 10, 2022.

The repayment schedule for the Initial Term Loan consists of quarterly $500 principal payments, which commenced on December 31, 2021 and increasing to quarterly $5,000 principal payments beginning on March 31, 2024, with a $145,500 payment due on the maturity date of August 9, 2026 (“Maturity Date”). Interest is payable quarterly, which commenced on November 9, 2021 and continues through the Maturity Date. The Initial Term Loan bears interest at a per annum rate equal to LIBOR, subject to a 1.00% floor, plus 6.50%.

Net cash received related to the Initial Term Loan as a result of the transaction, less debt issuance costs of $8,151, was $191,849. The debt issuance costs related to the Initial Term Loan will be amortized as additional interest expense over the five-year loan term of the Blackstone Credit Agreement. In addition, the Company paid $1,000 in debt issuance costs relating the DDTL, which are recorded in other current assets within the unaudited condensed consolidated balance sheet. The fair value of the Initial Term Loan as of June 30, 2022 was $142,459.

Long-term debt, net consists of the following:

	June 30,	December 31,
	2022	2021
Liability component - principal	$198,500	$199,500
Unamortized debt discount associated with debt financing costs	(6,693)	(7,516)
Liability component - net carrying value	191,807	191,984
Less current portion	(2,000)	(2,000)
Long-term debt, net	$189,807	$189,984

Future minimum payments relating to long-term debt, net as of June 30, 2022, for the periods indicated below consists of the following:

Years ending December 31,
2022 (Excluding the six months ended June 30, 2022)	$1,000
2023	2,000
2024	20,000
2025	20,000
2026	155,500
Thereafter	—
Total	$198,500

Interest expense related to the Company’s long-term debt, net, is included in interest expense, net in the unaudited condensed consolidated statements of operations and comprehensive income and consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest on principal balance	$3,773	$6,582	$7,597	$13,092
Amortization of deferred financing costs	411	697	823	1,361
Total term loan interest expense	$4,184	$7,279	$8,420	$14,453

11. LEASES

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

The Company recorded operating lease costs of $392 and $293 for the three months ended June 30, 2022 and 2021, respectively, and $777 and $557 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the weighted-average remaining lease term for operating leases was 2.1 years and the weighted-average discount rate for operating leases was 3.8%.

Supplemental balance sheet information related to operating leases was as follows:

Leases	Classification	June 30, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	Other noncurrent assets	$2,985	$3,298
Liabilities
Operating lease liability, current portion	Other current liabilities	$1,581	$1,527
Operating lease liability, long-term	Other long-term liabilities	1,777	2,233
Total operating lease liabilities		$3,358	$3,760

Supplemental cash flow information related to operating leases was as follows:

	June 30, 2022	June 30, 2021
Operating cash flows from operating leases	$872	$538
Right of use assets obtained in exchange for operating lease obligations (1)	$465	$2,961
(1)	Including the balance recognized on January 1, 2021, upon adoption of ASU No. 2016-02.

Future payments under noncancelable operating leases with initial terms of one year or more as of June 30, 2022 consisted of the following:

Years ending December 31,
2022 (Excluding the six months ended June 30, 2022)	$840
2023	1,672
2024	951
2025	30
2026	—
Thereafter	—
Total lease payments	3,493
Less: imputed interest	(135)
Total lease liabilities	$3,358

12. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to claims and suits arising in the ordinary course of business. The Company accrues such liabilities when they are known, if they are deemed probable and can be reasonably estimated. As of June 30, 2022, there were no material claims or suits outstanding.

13. STOCKHOLDERS’ EQUITY

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

14. STOCK INCENTIVE PLAN AND STOCK-BASED COMPENSATION

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

Stock options and stock appreciation rights under the 2020 Plan have a 10-year contractual term and vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). RSUs vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan).  As of June 30, 2022, there were 5,003,096 shares of common stock available for issuance under the 2020 Plan. The number of shares that may be issued under the 2020 Plan will automatically increase on January 1 of each year in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors.

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

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2022:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2021	5,716,597	$22.53	8.09
Awards issued	1,463,367	$48.90
Awards exercised	(278,305)	$9.87
Awards forfeited	(87,330)	$28.95
Awards outstanding—June 30, 2022	6,814,329	$28.63	8.12

Stock Appreciation Rights

The following table summarizes SARs activity for the six months ended June 30, 2022:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2021	49,294	$9.24	7.29
Awards issued	—	$—
Awards exercised	(3,651)	$8.22
Awards forfeited	(2,435)	$8.22
Awards outstanding—June 30, 2022	43,208	$9.38	6.83

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2022:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2021	60,000	$29.03	9.24
Awards issued	—	$—
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—June 30, 2022	60,000	$29.03	8.74

As of June 30, 2022 and December 31, 2021, stock awards issued under the 2017 and 2020 Plans of 1,314,082 and 1,285,432 common shares, respectively, were vested.

Value of Stock Options and SARs

The Company values options and SARs using the Black-Scholes option-pricing model. The Company lacks sufficient historical company-specific volatility information. Therefore, the Company estimates expected stock volatility based on historical volatility of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-

based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. For SARs, the expected term is based upon the weighting of certain future events. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for the time periods approximately equal to the expected term of the award. An expected dividend yield of 0% is based on the fact that the Company has never paid cash dividends and does not expect to do so in the foreseeable future.

The assumptions used to value the awards are summarized in the following table.

	As of
	June 30,	December 31,
	2022	2021
Dividend yield	0.00%	0.00%
Expected volatility	72.57-74.99%	60.00%
Risk-free interest rate	1.99 - 3.33%	0.66 - 1.44%
Expected term (years)	3.6 - 6.3	4.1- 6.3

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted average per share fair value of awards issued under the 2017 Plan and 2020 Plan was $17.19 and $12.82 on June 30, 2022 and December 31, 2021, respectively.

Stock-Based Compensation

Stock-based compensation expense, net for the three and six months ended June 30, 2022 and 2021, was recorded in the unaudited condensed consolidated statements of operations and comprehensive income in the following line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$826	$549	$1,344	$969
Sales and marketing expense	884	777	1,860	1,396
General and administrative expense	5,661	2,481	9,063	4,693
	$7,371	$3,807	$12,267	$7,058

Options and RSUs issued under the 2017 Plan and 2020 Plan are included in stockholder’s equity, and SARs are included in other non-current liabilities, in the Company’s unaudited condensed consolidated balance sheet.  As of June 30, 2022, the total unrecognized stock-based compensation expense related to Options and RSUs was $90,381. Such amount will be recognized in the Company’s consolidated statement of operations over a weighted average period of 3.3 years.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on April 30, 2021. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 629,805, which will automatically increase on January 1 of each year in an amount equal to the lesser of (i) 1.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For both the three and six months ended June 30, 2022, there were 14,889 shares issued under the ESPP. There were no shares issued under the ESPP for the three and six months ended June 30, 2021. The discount on the ESPP for the three and six months ended June 30, 2022 was $91 and $185, respectively, and $23 for both the three and six months ended June 30, 2021, and is recorded within stock-based compensation expense.

15. EARNINGS PER SHARE

The Company reported net income for the three and six months ended June 30, 2022 and 2021. Diluted net income per common share is computed under the treasury stock method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, stock appreciation rights, restricted stock units and warrants. In addition, the Company analyzes the potential dilutive effects of the outstanding convertible preferred stock under the ‘if-converted’ method when calculating diluted earnings per share, in which it is assumed that the outstanding convertible preferred stock converts into common stock at the beginning of the period or when issued if later. The Company reports the more dilutive of the approaches (treasury stock or ‘if converted’) as its diluted net income per share during the period.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net income	$23,531	$14,117	$45,016	$21,503
Denominator
Net income per common share - basic	$0.40	$0.25	$0.76	$0.38
Net income per common share - diluted	$0.39	$0.24	$0.74	$0.37
Weighted average number of shares of common stock - basic	59,063,358	56,940,840	58,986,370	56,916,282
Weighted average number of shares of common stock - diluted	60,922,672	58,592,876	60,759,026	58,635,195

Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options, SARs, and RSUs to purchase common stock	1,859,314	1,461,958	1,772,656	1,511,899
Warrants	—	190,078	—	207,013
Total	1,859,314	1,652,036	1,772,656	1,718,912

Potential common shares issuable that were excluded from the computation of diluted weighted-average shares outstanding, as well as the warrant fair value adjustments excluded from the numerator, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options, SARs, and RSUs to purchase common stock	5,058,223	4,731,119	5,144,881	4,681,177
Warrants	—	220,161	—	203,226
Total	5,058,223	4,951,280	5,144,881	4,884,403

16. RELATED-PARTY TRANSACTIONS

The Company was party to a management agreement for professional services provided by a related party, Paragon Biosciences, LLC (“Paragon”). The related party is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors was the President and owner of the entity. The Company terminated the management agreement upon the consummation of its IPO. The Company is also party to a right of use agreement with the related party whereby it has access to and the right to use certain office space leased by the related party in Chicago, Illinois. In addition, the Company had participated in certain transactions with separate related parties that also share common ownership with the Company, primarily related to combined employee health plans. The Company incurred $ 71 for each of the three months ended June 30, 2022 and 2021, and $142 for each of the six months ended June 30, 2022 and 2021, in expenses to this related party, which are included in general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022 and December 31, 2021, there were no amounts due to or due from related parties included in the unaudited condensed consolidated balance sheets.

17. SUBSEQUENT EVENTS

On July 31, 2022, Harmony entered into that certain License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby Harmony obtained exclusive rights to manufacture, use and commercialize one or more new products based on pitolisant, in the United States and Latin America, with the potential to add additional indications and formulations upon agreement of both parties. Harmony will pay an upfront, non-refundable $30,000 licensing fee as well as additional payments of up to $150,000 due under the 2022 LCA upon the achievement of certain future development and sales-based milestones. In addition, there are certain payments due upon achievement of development milestones for new indications and formulations agreed upon by both parties. The 2022 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales upon commercialization, which will be payable to Bioprojet on a quarterly basis. The closing of the 2022 LCA is contingent upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, the anticipated impact of the COVID-19 pandemic on our business, business strategy, products, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, statements about:

●	our commercialization efforts and strategy for WAKIX;
●	the rate and degree of market acceptance and clinical utility of pitolisant in additional indications, if approved, and any other product candidates we may develop or acquire, if approved;
●	our research and development plans, including our plans to explore the therapeutic potential of pitolisant in additional indications;
●	our ongoing and planned clinical trials;
●	our ability to expand the scope of our license agreement with Bioprojet Société Civile de Recherche (“Bioprojet”);
●	the availability of favorable insurance coverage and reimbursement for WAKIX;
●	the impact of the COVID-19 pandemic;
●	the timing of, and our ability to obtain, regulatory approvals for pitolisant for other indications as well as any other product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and additional financing needs;
●	our ability to identify and/or acquire additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	significant competition in our industry;
●	our intellectual property position;
●	loss or retirement of key members of management;

●	failure to successfully execute our growth strategy, including any delays in our planned future growth;
●	our failure to maintain effective internal controls; and
●	the impact of government laws and regulations.

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

Company Overview

We are a commercial-stage, pharmaceutical company focused on developing and commercializing innovative therapies for patients living with rare neurological diseases as well as patients living with other neurological diseases who have unmet medical needs. Our product, WAKIX (pitolisant), is a first-in-class molecule with a novel mechanism of action (“MOA”) specifically designed to increase histamine signaling in the brain by binding to H3 receptors. In August 2019, WAKIX was approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy, and its U.S. commercial launch was initiated in November 2019. In October 2020, WAKIX was approved by the FDA for the treatment of cataplexy in adult patients with narcolepsy. WAKIX is the first-and-only approved product for patients with narcolepsy that is not scheduled as a controlled substance by the U.S. Drug Enforcement Administration (the “DEA”).

Regarding pediatric narcolepsy and a pediatric indication for WAKIX, our partner, Bioropjet, has completed a Phase 3 trial in pediatric patients with narcolepsy. Bioprojet recently submitted the data to the European Medical Agency (“EMA”) seeking approval for a pediatric narcolepsy indication. The EMA’s decision on Bioprojet’s pediatric narcolepsy submission could help inform our strategy toward submitting the data to the FDA. In the meantime, we are committed to obtaining pediatric exclusivity for WAKIX and plan to submit a request for a pediatric written request later this year.

We believe that pitolisant’s ability to regulate histamine gives it the potential to provide therapeutic benefit in other rare neurological diseases that are mediated through H3 receptors and histamine signaling. We are taking a mechanism-based approach to managing the life cycle of pitolisant and have identified idiopathic hypersomnia (“IH”), another central disorder of hypersomnolence like narcolepsy, as our next potential new indication for WAKIX. In April, we initiated a Phase 3 registrational trial (the “INTUNE Study”) to evaluate the efficacy and safety of pitolisant in adult patients with IH. We are focusing our development efforts on other rare neurological disorders in which EDS is a prominent symptom, including Prader-Willi Syndrome (“PWS”) and myotonic dystrophy, otherwise known as dystrophia myotonica (“DM”). In December 2020, we initiated a Phase 2 proof-of-concept clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS and are on track for topline results from this trial in the fourth quarter of 2022. In June 2021, we initiated a Phase 2 clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and anticipate topline results from this trial in 2023.

We also seek to expand our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients living with rare neurological diseases as well as patients living with other neurological diseases who have unmet medical needs. We are targeting assets that will allow us to further leverage the expertise and infrastructure that we have successfully built at Harmony so we can optimize the benefit of internal synergies. Consistent with this objective, on August 4, 2021, we acquired HBS-102, a Melanin-concentrating hormone receptor 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. In connection with the acquisition, we made an upfront payment of $3.5 million and will be required to make certain payments upon the achievement of certain development milestones, regulatory milestones, and sales milestones and pay ongoing royalties upon commercialization. We acquired full development and commercialization rights globally, but we have provided a grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. We are currently on track to begin a preclinical proof-of-concept study to assess the effect of HBS-102 on hyperphagia, weight gain, and other metabolic parameters in a mouse model of PWS later in 2022.

Pitolisant was developed by Bioprojet and approved by the EMA in 2016 for the treatment of narcolepsy in adult patients with or without cataplexy and in 2021 for the treatment of EDS in adult patient with obstructive sleep apnea. We acquired an exclusive license to develop, manufacture and commercialize pitolisant in the United States pursuant to our license agreement with Bioprojet (as amended, the “Bioprojet License Agreement”) in July 2017. Pitolisant was granted Orphan Drug Designation for the treatment of narcolepsy by the FDA in 2010. It received Breakthrough Therapy designation for the treatment of cataplexy in patients with narcolepsy and Fast Track status for the treatment of EDS and cataplexy in patients with narcolepsy in April 2018.

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

Commercial Performance Metrics

As of June 30 2022, we continue to see growth in unique healthcare professional (“HCP”) prescribers of WAKIX. The average number of patients on WAKIX for the three months ended June 30, 2022 was approximately 4,300. Additionally, as of June 30, 2022, we have secured formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States. Within these covered lives, we have observed favorable access to WAKIX subsequent to the expanded approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020.

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

Supply Chain

We currently expect to have adequate supply of WAKIX into the fourth quarter of 2023, with additional API on-hand inventory to support at least 36 months beyond this time frame. We continue to work closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic. We believe that our access to the required production lines to produce additional API and WAKIX finished product throughout the next 12 to 18 months may not be directly impacted should there be a need to reprioritize manufacturing resources for the production of materials utilized for COVID-19 vaccines.

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

Research and Development

The COVID-19 pandemic has negatively impacted the pharmaceutical industry’s ability to conduct clinical trials and this impact was recently accentuated with the emergence of the Omicron variant during the second half of 2021. As a result of some challenges that we have experienced due to the COVID-19 pandemic, we have taken measures and put contingency plans in place in order to advance our clinical development programs. We implemented remote and virtual approaches to clinical trials, including the ability to perform screening remotely and allow electronic signatures on informed consent forms, using telemedicine for remote clinic visits to perform efficacy assessments and sending out licensed HCPs to patients to collect safety assessments (e.g. labs, electrocardiograms) as required by the protocols. We performed and continue to perform remote site visits and data monitoring where possible. These measures were instituted with the intent of maintaining patient safety and trial continuity while preserving study integrity. One unique challenge we continue to face is the ability to access sleep labs during the COVID-19 pandemic in order to conduct objective sleep testing, which is required for some of our clinical trials. In addition, we rely on contract research organizations (“CROs”) or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. The COVID-19 pandemic has also affected us at the clinical trial site level due to staffing shortages and/or personnel being pulled off clinical trials to care for patients with COVID-19. In addition, the COVID-19 pandemic has resulted in a significant increase in FDA workload as well as the need to reprioritize the projects under review. As a result, we may continue to experience delays in FDA timelines along the course of the regulatory process (e.g. milestone meetings) and PDUFA action dates. If there is a subsequent outbreak of COVID-19 or any variant thereof or if it reemerges for an extended period of time in the future, we may experience significant delays in our clinical development timelines, which would. adversely affect our business, financial condition, results of operations and growth prospects.

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

Financial Operations Overview

Revenue

Net product sales includes gross sales of WAKIX less provisions for sales discounts and allowances, which includes trade allowances, rebates to government and commercial entities, and discounts. Although we expect net sales to increase over time, the provisions for sales discounts and allowances may fluctuate based on the mix of sales to different customer segments and/or changes in our estimates.

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

The shelf life of WAKIX is three years from date of manufacture, with the earliest expiration of current inventory expected to be May  2023. We regularly review our inventory levels and expect write-offs from time to time. We will continue to assess inventory levels in future periods as demand for WAKIX and the rate of inventory turnover evolves.

Research and Development Expenses

Research and development expenses generally include development programs for potential new indications for pitolisant in patients with IH, PWS and DM. We also incur research and development expenses related to our team of Medical Science Liaisons (“MSLs”) who interact with key opinion leaders, with a focus on the science, the role of histamine in sleep-wake state stability and the novel mechanism of action of pitolisant. In addition, our MSLs support our market access team with clinical data presentations to payors upon request and our clinical development team to identify potential clinical trial sites. Research and development costs are expensed as incurred. We have significantly increased our research and development efforts as we advance our clinical programs in IH, PWS and DM and assess other product candidates to expand our pipeline. Research and development expenses also include:

●	employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for our research and development personnel;
●	direct third-party costs such as expenses incurred under agreements with CROs, and contract manufacturing organizations (“CMOs”);
●	manufacturing costs in connection with producing materials for use in conducting clinical trials;
●	costs related to packaging and labelling of clinical supplies;
●	other third-party expenses (i.e., consultants, advisors) directly attributable to the development of our product candidates; and
●	amortization expense for assets used in research and development activities.

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

Sales and Marketing Expenses

Our sales and marketing expenses primarily relate to the market development and commercialization activities of WAKIX for the treatment of EDS and cataplexy in adult patients with narcolepsy. Market development and commercial activities account for a significant portion of our operating expenses and are expensed as incurred. We expect our sales and marketing expenses to increase in the near- and mid-term to support our indications for the treatment of EDS or cataplexy in adult patients with narcolepsy and to expand our portfolio with the anticipated growth from potential additional indications.

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

In addition, sales and marketing expenses include external costs such as website development, media placement fees, agency fees for patient, medical education and promotional expenses, market research, analysis of secondary data, conference fees and consulting fees.

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

We are also party to a right-of-use agreement with Paragon whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. For the three and six months ended June 30, 2022, we paid $0.1 million and $0.2 million, respectively, pursuant to this agreement.

Interest Expense, Net

Interest expense, net consists primarily of interest expense on debt facilities, amortization of debt issuance costs and amortization of premiums on our debt securities, partially offset by interest income earned on our cash and investment balances and accretion of discounts on our debt securities.

Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Net product revenue	$107,028	$73,821	$192,341	$133,495
Cost of product sales	18,921	12,687	33,637	23,097
Gross profit	88,107	61,134	158,704	110,398
Operating expenses:
Research and development	12,668	6,498	20,246	11,177
Sales and marketing	20,160	17,022	37,743	32,529
General and administrative	22,163	14,302	40,043	28,848
Total operating expenses	54,991	37,822	98,032	72,554
Operating income	33,116	23,312	60,672	37,844

Other expense, net	42	4	40	(15)
Interest expense, net	(3,927)	(7,227)	(8,096)	(14,354)
Net income before provision for income taxes	29,231	16,089	52,616	23,475
Income tax expense	(5,700)	(1,972)	(7,600)	(1,972)
Net income	$23,531	$14,117	$45,016	$21,503

Net Product Revenue

Net product revenue increased by $33.2 million, or 45.0%, for the three months ended June 30, 2022 and increased by $58.8 million, or 44.1%, for the six months ended June 30, 2022, compared to the same periods in 2021. The increase in both comparable periods was due to the growth in the average number of patients on WAKIX and price increases.

Cost of Product Sales

Cost of product sales increased by $6.3 million, or 49.1%, for the three months ended June 30, 2022 and increased by $10.5 million, or 45.6%, for the six months ended June 30, 2022, compared to the same periods in 2021. The increase in both comparable periods was due to higher sales of WAKIX. Cost of product sales is primarily comprised of the royalty to Bioprojet.

Research and Development Expenses

Research and development expenses increased by $6.2 million, or 95.0%, for the three months ended June 30, 2022, and increased by $9.1 million, or 81.1%, for the six months ended June 30, 2022, compared to the same periods in 2021. The increase in both comparable periods was due to clinical development work associated with PWS, DM and IH and increased personnel costs.

Sales and Marketing Expenses

Sales and marketing expenses increased by $3.1 million, or 18.4%, for the three months ended June 30, 2022, and increased by $5.2 million, or 16.0%, for the six months ended June 30, 2022, compared to the same periods in 2021. The increase in both comparable periods was primarily due to patient engagement and marketing activities driven by our commercialization of WAKIX and increased personnel costs related to sales force expansion.

General and Administrative Expenses

General and administrative expenses increased by $7.9 million, or 55.0%, for the three months ended June 30, 2022 and increased by $11.2 million, or 38.8%, for the six months ended June 30, 2022, as compared to the same periods in 2021. The increase in both comparable periods was primarily due to an increase to stock compensation associated with new awards, an increase in intangible asset amortization as a result of the $40.0 million milestone payment upon attaining $500.0 million in life-to-date aggregate net sales of WAKIX in the United States and an increase in personnel costs.

Interest Expense, Net

Interest expense decreased by $3.3 million, or 45.7%, for the three months ended June 30, 2022 and decreased by $6.3 million, or 43.6%, for the six months ended June 30, 2022, compared to the same periods in 2021 primarily due to lower interest rates as a result of entering into the Blackstone Credit Agreement in August 2021, partially offset by an increase in amortization of deferred financing costs.

Income Taxes

For interim periods, we estimate the annual effective income tax rate and apply the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rate was 19.5% and 12.3% for the three months ended June 30, 2022 and 2021, respectively, and 14.4% and 8.4% for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective income tax rate for both comparable periods was primarily driven by an increase in taxable income. Currently, we have recorded a full valuation allowance against our net deferred tax assets, primarily related to federal and state net operating losses.

Liquidity, Sources of Funding and Capital Resources

Overview

To date, we have financed our operations primarily with (a) proceeds from sales of our convertible preferred stock; (b) borrowings under our (i) CRG Loan, (ii) our Credit Agreement with OrbiMed and (iii) our Blackstone Credit Agreement; (c) the proceeds from our IPO; and (d) the proceeds from the sale of common stock to Blackstone. From our inception through our IPO, we received aggregate proceeds of $345.0 million from sales of our convertible preferred stock. In August 2020, we completed the IPO of our common stock, in which we sold 6,151,162 shares of our common stock, including 802,325 shares of our common stock pursuant to the underwriters’ over-allotment option. The shares were sold at a price of $24.00 per share for net proceeds of approximately $135.4 million. As of June 30, 2022, we had cash, cash equivalents, restricted cash and investments of $259.7 million and accumulated deficit of $408.6 million. As of June 30, 2022, we had outstanding debt of $198.5 million.

We have invested a portion of our available cash in money market funds, U.S. government and agency securities, corporate bonds and commercial paper in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A-2/P-2/F2 from at least two National Recognized Statistical Rating Organizations. Our investment portfolio may be adversely impacted by future disruptions in the credit markets.

The unaudited condensed consolidated financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We believe that our anticipated cash from operating and financing activities, including as a result of potential availability under the DDTL (defined below), existing cash and cash equivalents and investments will enable us to meet our operational liquidity needs and fund our planned investing activities for the next

12 months. We have based this estimate on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect.

Blackstone Credit Agreement

In August 2021, the Company entered into the Blackstone Credit Agreement that provides for (i) a senior secured term loan facility in an aggregate original principal amount of $200.0 million (the “Initial Term Loan”) and (ii) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100.0 million (the “DDTL” and, together with the Initial Term Loans, the “Loans”). The DDTL was initially available to draw down through August 9, 2022. In August 2022, the Company entered into an agreement to extend the expiration date of the DDTL to August 9, 2023, for which the Company will pay a ticking fee at a rate of 1% per annun on the undrawn portion of the DDTL, commencing on August 10, 2022. We used substantially all of the proceeds from the Blackstone Credit Agreement, and the related sale of our common stock, to repay the balance of the OrbiMed Credit Agreement.

The repayment schedule for the Initial Loan consists of quarterly $0.5 million principal payments commencing on December 31, 2021 and increasing to quarterly $5 million payments beginning on March 31, 2024, with a $145.5 million payment due on the maturity date of August 9, 2026 (“Maturity Date”). Interest is payable quarterly commencing on November 9, 2021 and continuing through the Maturity Date. The Initial Term Loan bears interest at a per annum rate equal to LIBOR, subject to a 1.00% floor, plus 6.50%. The Loans are guaranteed by our subsidiary Harmony Biosciences, LLC.

The Blackstone Credit Agreement contains affirmative and negative covenants, including limitations on our ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Blackstone Credit Agreement contains a financial covenant that requires us to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to $10.0 million. The Company is in compliance with all covenants as of June 30 2022.

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

Recent Milestone Payment

Upon FDA approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020 (the “Cataplexy Milestone Trigger Date”), we became obligated to make the $100.0 million milestone payment (the “Cataplexy Milestone Payment”) to Bioprojet under the provisions of the Bioprojet License Agreement. Subsequently, in October 2020, we made a payment to Bioprojet of $2.0 million to extend the Cataplexy Milestone Payment due date to within 90 days of the Cataplexy Milestone Trigger Date. In January 2021, we made the $100.0 million Cataplexy Milestone Payment in full to Bioprojet. In addition, we made a final $40.0 million milestone payment to Bioprojet in March 2022 upon WAKIX attaining $500.0 million in life-to-date aggregate net sales in the United States.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

Selected cash flow data	(In thousands)
Cash provided by (used in):
Operating activities	$62,583	$30,600
Investing activities	(62,492)	(100,205)
Financing activities	2,133	660

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2022 consisted of our net income of $45.0 million adjusted for non-cash items of $11.3 million related to intangible amortization and depreciation and $12.3 million related to stock-based compensation expense. Net working capital excluding cash decreased by $7.5 million.

Net cash provided by operating activities for the six months ended June 30, 2021 consisted of our net income of $21.5 million adjusted for non-cash items of $9.4 million related to intangible amortization and depreciation and $7.2 million related to stock-based compensation expense. Net working capital excluding cash decreased by $8.7 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $62.5 million, which was primarily attributable to a final $40.0 million milestone payment associated with the Bioprojet License Agreement and $22.4 million in purchases of debt securities. Net cash used in investing activities for the six months ended June 30, 2021 was $100.2 million, which was primarily attributable to the $100.0 million milestone payment associated with the Bioprojet License Agreement.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $2.1 million, which primarily consisted of $3.1 million in proceeds from exercised options offset by $1.0 million in principal payments associated with the Blackstone Credit Agreement. Net cash provided by financing activities for the six months ended June, 2021 was $0.7 million related to proceeds from exercised options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. We invest a portion of our cash in investment-grade, interest-bearing securities. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize total return. In order to achieve these objectives, we invest in money market funds, U.S. government and agency securities, corporate bonds and commercial paper in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A-2/P-2/F2 from at least two National Recognized Statistical Rating Organizations. We do not have any direct investments in asset-backed securities, collateralized debt or loan obligations, or structured investment vehicles. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Based on our $22.4 million of investments in money market funds, U.S. treasury notes, corporate bonds and municipal obligations as of June 30, 2022, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of June 30, 2022, we had $198.5 million in borrowings outstanding. The Initial Term Loan bears interest at an interest rate equal to LIBOR (subject to a 1.00% floor) plus 6.50%. Based on the $198.5 million of principal outstanding as of June 30, 2022, an immediate 10% change in the LIBOR would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2022 and 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 31, 2022, Harmony entered into that certain License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby Harmony obtained exclusive rights to manufacture, use and commercialize one or more new products based on pitolisant, in the United States and Latin America, with the potential to add additional indications and formulations upon agreement of both parties. Harmony will pay an upfront, non-refundable $30 million licensing fee as well as additional payments of up to $150 million due under the 2022 LCA upon the achievement of certain future development and sales-based milestones. In addition, there are certain payments due upon achievement of development milestones for new indications and formulations agreed upon by both parties. The 2022 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales upon commercialization, which will be payable to Bioprojet on a quarterly basis. The closing of the 2022 LCA is contingent upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions.

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

HARMONY BIOSCIENCES HOLDINGS, INC.

By:	/s/ John C. Jacobs
Name:	John C. Jacobs
Title:	President, Chief Executive Officer and Director (principal executive officer)
Date:	August 2, 2022

By:	/s/ Sandip Kapadia
Name:	Sandip Kapadia
Title:	Chief Financial Officer (principal financial officer)
Date:	August 2, 2022