Form 10-Q
period 2022-09-30
Harmony Biosciences Holdings, Inc.
filed 2022-11-01
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of October 28, 2022, there were 59,317,554 shares of the registrant’s common stock, par value $0.00001 value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$261,343	$234,309
Investments, short-term	46,420	—
Trade receivables, net	55,065	34,843
Inventory, net	3,900	4,432
Prepaid expenses	11,246	7,637
Other current assets	4,108	3,218
Total current assets	382,082	284,439
NONCURRENT ASSETS:
Property and equipment, net	680	820
Restricted cash	750	750
Investments, long-term	8,280	—
Intangible assets, net	166,914	143,919
Deferred tax asset	81,679	—
Other noncurrent assets	3,079	3,515
Total noncurrent assets	261,382	149,004
TOTAL ASSETS	$643,464	$433,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$10,049	$1,001
Accrued compensation	8,331	9,165
Accrued expenses	85,606	40,249
Current portion of long-term debt	2,000	2,000
Other current liabilities	1,371	1,360
Total current liabilities	107,357	53,775
NONCURRENT LIABILITIES:
Long-term debt, net	189,725	189,984
Other noncurrent liabilities	2,498	3,177
Total noncurrent liabilities	192,223	193,161
TOTAL LIABILITIES	299,580	246,936
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock—$0.00001 par value; 500,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 59,304,408 shares and 58,825,769 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid in capital	664,700	640,104
Accumulated other comprehensive income (loss)	(178)	—
Accumulated deficit	(320,639)	(453,598)
TOTAL STOCKHOLDERS’ EQUITY	343,884	186,507
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$643,464	$433,443

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net product revenues	$117,206	$80,732	$309,547	$214,227
Cost of product sold	22,959	14,604	56,596	37,701
Gross profit	94,247	66,128	252,951	176,526
Operating expenses:
Research and development	40,548	11,739	60,794	22,916
Sales and marketing	20,467	16,480	58,210	49,009
General and administrative	21,331	16,856	61,374	45,704
Total operating expenses	82,346	45,075	180,378	117,629
Operating income	11,901	21,053	72,573	58,897
Loss on debt extinguishment	—	(26,146)	—	(26,146)
Other expense (income), net	56	—	96	(15)
Interest expense, net	(3,990)	(5,429)	(12,086)	(19,783)
Income (loss) before income taxes	7,967	(10,522)	60,583	12,953
Income tax benefit (expense)	79,976	902	72,376	(1,070)
Net income	$87,943	$(9,620)	$132,959	$11,883
Unrealized loss on investments	(149)	—	(178)	—
Comprehensive income	$87,794	$(9,620)	$132,781	$11,883
EARNINGS PER SHARE:
Basic	$1.48	$(0.17)	$2.25	$0.21
Diluted	$1.44	$(0.17)	$2.18	$0.20
Weighted average number of shares of common stock - basic	59,234,720	57,722,163	59,070,063	57,188,101
Weighted average number of shares of common stock - diluted	61,207,625	57,722,163	60,921,482	58,776,158

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance as of December 31, 2021	58,825,769	$1	$640,104	$—	$(453,598)	$186,507
Net income	—	—	—	—	132,959	132,959
Unrealized loss on investments	—	—	—	(178)	—	(178)
Issuance of common stock	8,050	—	408	—	—	408
Exercise of options	470,589	—	5,275	—	—	5,275
Stock-based compensation	—	—	18,913	—	—	18,913
Balance as of September 30, 2022	59,304,408	$1	$664,700	$(178)	$(320,639)	$343,884

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance as of June 30, 2022	59,117,749	$1	$655,143	$(29)	$(408,582)	$246,533
Net income	—	—	—	—	87,943	87,943
Unrealized loss on investments	—	—	—	(149)	—	(149)
Issuance of common stock	8,050	—	408	—	—	408
Exercise of options	178,609	—	2,143	—	—	2,143
Stock-based compensation	—	—	7,006	—	—	7,006
Balance as of September 30, 2022	59,304,408	$1	$664,700	$(178)	$(320,639)	$343,884

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance as of December 31, 2020	56,890,569	$1	$585,374	$(488,195)	$97,180
Net income	—	—	—	11,883	11,883
Issuance of common stock	1,270,462	—	29,700	—	29,700
Exercise of stock options	253,515	—	1,794	—	1,794
Stock-based compensation	—	—	11,461	—	11,461
Balance as of September 30, 2021	58,414,546	$1	$628,329	$(476,312)	$152,018

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance as of June 30, 2021	57,000,139	$1	$593,242	$(466,692)	$126,551
Net income	—	—	—	(9,620)	(9,620)
Issuance of common stock	1,270,462	—	29,700	—	29,700
Exercise of options	143,945	—	1,134	—	1,134
Stock-based compensation	—	—	4,253	—	4,253
Balance as of September 30, 2021	58,414,546	$1	$628,329	$(476,312)	$152,018

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$132,959	$11,883
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	312	299
Intangible amortization	17,005	13,781
Stock-based and employee stock purchase compensation expense	18,913	11,461
Stock appreciation rights market adjustment	321	261
Debt issuance costs amortization	1,241	1,820
Deferred taxes	(81,679)	—
Investment securities interest income	(225)	—
Loss on debt extinguishment	—	26,146
Other non-cash expenses	1,042	916
Change in operating assets and liabilities:
Trade receivables	(20,222)	(11,030)
Inventory	532	(982)
Prepaid expenses and other assets	(4,479)	(3,715)
Trade payables	9,048	1,623
Accrued expenses and other current liabilities	43,171	8,545
Other non-current liabilities	(151)	16
Net cash provided by operating activities	117,788	61,024
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(55,637)	—
Proceeds from maturities and sales of investment securities	872	—
Purchase of property and equipment	(172)	(298)
Milestone payments	(40,000)	(100,000)
Net cash used in investing activities	(94,937)	(100,298)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	408	30,000
Common stock issuance costs	—	(300)
Proceeds from long term debt	—	200,000
Debt issuance costs	—	(9,147)
Extinguishment of debt	—	(200,000)
Extinguishment of debt exit fees	—	(22,000)
Principal repayment of long term debt	(1,500)	—
Proceeds from exercised options	5,275	1,794
Net cash provided by financing activities	4,183	347
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	27,034	(38,927)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	235,059	229,381
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$262,093	$190,454
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$11,334	$15,997

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

2. LIQUIDITY AND CAPITAL RESOURCES

The unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $320,639 and $453,598, as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the Company had cash, cash equivalents and investments of $316,043.

The Company believes that its existing cash and cash equivalents on hand as of September 30, 2022, as well as additional cash generated from operating and financing activities will meet its operational liquidity needs and fund its planned investing activities for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of September 30, 2022, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2022, and 2021, and the unaudited condensed consolidated statements of operations and comprehensive income and the unaudited condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2022 and 2021, are unaudited. The balance sheet as of September 30, 2022, was derived from audited financial statements as of and for the year ended December 31, 2021. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022, and the results of its operations and its cash flows for the nine months ended September 30, 2022 and 2021. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

	As of
	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$261,343	$234,309
Restricted cash	750	750
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$262,093	$235,059

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

The Company is also subject to credit risk from its trade receivables related to its product sales. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. The Company monitors its exposure within accounts receivable and would record a reserve against uncollectible accounts receivable if necessary As of September 30, 2022, three customers accounted for 100% of gross accounts receivable; Caremark LLC (“CVS Caremark”), which accounted for 47% of gross accounts receivable; Accredo Health Group, Inc. (“Accredo”), which accounted for 30% of gross accounts receivable; and, PANTHERx Specialty Pharmacy LLC (“Pantherx”, which accounted for 23% of gross accounts receivable. As of December 31, 2021, three customers accounted for 100% of gross accounts receivable; Accredo, which accounted for 40% of gross accounts receivable; Pantherx, which accounted for 31% of gross accounts receivable; and CVS Caremark, which accounted for 29% of gross accounts receivable.

For the nine months ended September 30, 2022, three customers accounted for 100% of gross product revenues; CVS Caremark accounted for 40% of gross product revenues; Pantherx accounted for 30% of gross product revenues; and Accredo accounted for 30% of gross product revenues. For the nine months ended September 30, 2021, three customers accounted for 100% of gross product revenues; CVS Caremark accounted for 36% of gross product revenues; Pantherx accounted for 36% of gross product revenues; and Accredo accounted for 28% of gross product revenues.

The Company depends on a single source supplier for each of its product and active pharmaceutical ingredient.

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

4. INVESTMENTS

The carrying value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	September 30, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$12,089	1	(35)	$12,055
Corporate debt securities	30,077	4	(80)	30,001
U.S. government securities	4,382	—	(18)	4,364
Total short-term investments	$46,548	5	(133)	$46,420

Long-term:
Corporate debt securities	$8,074	3	(50)	$8,027
U.S. government securities	256	—	(3)	253
Total long-term investments	$8,330	3	(53)	$8,280

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

It is the Company’s policy to measure non-financial assets and liabilities at fair value on a nonrecurring basis. These non-financial assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (such as evidence of impairment), which, if material, are disclosed in the accompanying footnotes.

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

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of September 30, 2022 or December 31, 2021.

The Company’s assets measured at fair value consisted of the following:

	September 30, 2022			December 31, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$180,513	180,513	—	$156,782	156,782	—
Commercial paper	12,055	—	12,055	—	—	—
Corporate debt securities	38,028	—	38,028	—	—	—
U.S. government securities	4,617	—	4,617	—	—	—
Total	$235,213	180,513	54,700	$156,782	156,782	—

6. INVENTORY

Inventory, net consisted of the following:

	As of
	September 30,	December 31,
	2022	2021
Raw materials	$605	$986
Work in process	1,802	1,787
Finished goods	2,137	2,108
Inventory, gross	4,544	4,881
Reserve for excess inventory	(644)	(449)
Total inventory, net	$3,900	$4,432

7. INTANGIBLE ASSETS

In August 2019, the Company received FDA approval of WAKIX® (pitolisant) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 under the provisions of the 2017 LCA (defined below) which the Company capitalized as an intangible asset. The Company determined a useful life of 10 years for such intangible asset, and, as of September 30, 2022, the remaining useful life was 7.0 years.

In October 2020, the Company received FDA approval for the New Drug Application (“NDA”) for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for such intangible asset, and, as of September 30, 2022, the remaining useful life was 7.0 years.

In February 2022, the Company attained $500,000 in life-to-date aggregate net sales of WAKIX in the United States. This event triggered a final $40,000 payment under the provisions of the 2017 LCA which the

Company capitalized as an intangible asset and paid in March of 2022. The Company determined a useful life of 7.6 years for such intangible asset, and, as of September 30, 2022, the remaining useful life was 7.0 years.

Amortization expense was $5,962 and $4,573 for the three months ended September 30, 2022 and 2021, respectively, and $17,005 and $13,781 for the nine months ended September 30, 2022 and 2021, respectively, and is recorded in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive income.

Future amortization expense relating to unamortized intangible assets as of September 30, 2022 for the periods indicated below consists of the following:

Years ending December 31,
2022 (Excluding the nine months ended September 30, 2022)	$5,961
2023	23,845
2024	23,845
2025	23,845
2026	23,845
Thereafter	65,573
Total	$166,914

The gross carrying amount and net book value of the intangible assets is as follows:

	As of
	September 30,	December 31,
	2022	2021
Gross Carrying Amount	$215,000	$175,000
Accumulated Amortization	(48,086)	(31,081)
Net Book Value	$166,914	$143,919

8. LICENSE AND ASSET PURCHASE AGREEMENTS

In July 2017, Harmony entered into a License Agreement (“the 2017 LCA”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby Harmony acquired the exclusive right to commercialize the pharmaceutical compound pitolisant for the treatment, and/or prevention, of narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, and Parkinson’s disease as well as any other indications unanimously agreed by the parties in the United States and its territories. A milestone payment of $50,000 was due upon acceptance by the FDA of pitolisant’s NDA, which was achieved in February 2019 and was expensed within research and development for the year ended December 31, 2019. A milestone payment of $77,000, which included a $2,000 fee that is described below, was due upon FDA approval of WAKIX (pitolisant) for treatment of EDS in adult patients with narcolepsy, which was achieved in August 2019. The $2,000 payment and $75,000 milestone payment were paid in August and November 2019, respectively. In addition, a milestone payment of $102,000, which included a $2,000 fee was due upon the FDA approval of the NDA for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. The $2,000 payment was paid in October 2020 and a $100,000 milestone payment was paid in January 2021. A final $40,000 milestone payment was paid to Bioprojet in March 2022 upon WAKIX attaining $500,000 in aggregate net sales in the United States. The 2017 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales, which is payable to Bioprojet on a quarterly basis. The Company incurred $ 20,944 and $13,202 for the three months ended September 30, 2022 and 2021, respectively, and $51,741 and $34,561 for the nine months ended September 30, 2022 and 2021, respectively, for sales-based, trademark and tiered royalties recognized as cost of product sold. As of September 30, 2022 and December 31, 2021, the Company had accrued $20,944 and $16,396, respectively, for sales-based, trademark and tiered royalties.

On July 31, 2022, Harmony entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby Harmony obtained exclusive rights to manufacture, use and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon agreement of both parties. Harmony will pay an initial, non-refundable $30,000 licensing fee and additional payments of up to $155,000 are potentially due under the 2022 LCA upon the achievement of certain future development and sales-based milestones. In addition, there are certain payments due upon achievement of development milestones for new indications and formulations as agreed upon by both parties. The 2022 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales upon commercialization, which will be payable to Bioprojet on a quarterly basis. Upon the closing of the 2022 LCA on September 28, 2022, the $30,000 licensing fee was recorded in research and development within the unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022.

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

9. ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	September 30,	December 31,
	2022	2021
Royalties due to third parties	$20,944	$16,396
Rebates and other sales deductions	25,214	17,141
Interest	3,041	2,125
Selling and marketing	2,326	1,983
Research and development	1,852	658
Professional fees, consulting, and other services	1,229	1,645
Licensing fee	30,000	—
Other expenses	1,000	301
	$85,606	$40,249

10. DEBT

Blackstone Credit Agreement

In August 2021, the Company entered into the Blackstone Credit Agreement that provides for (i) a senior secured term loan facility in an aggregate original principal amount of $200,000 (the “Initial Term Loan”) and (ii) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100,000 (the “DDTL” and, together with the Initial Term Loan, the “Loans”). The DDTL was initially available to draw down through August 9, 2022. In August 2022, the Company entered into an agreement to extend the expiration date of the DDTL to August 9, 2023, for which the Company will pay a ticking fee at a rate of 1% per annum on the undrawn portion of the DDTL, which commenced on August 10, 2022.

The repayment schedule for the Initial Term Loan consists of quarterly $500 principal payments, which commenced on December 31, 2021, and increasing to quarterly $5,000 principal payments beginning on March 31, 2024, with a $145,500 payment due on the maturity date of August 9, 2026 (“Maturity Date”). Interest is payable quarterly, which commenced on November 9, 2021, and continues through the Maturity Date. The Initial Term Loan bears interest at a per annum rate equal to LIBOR, subject to a 1.00% floor, plus 6.50%.

Net cash received from the Initial Term Loan as a result of the transaction, less debt issuance costs of $8,151, was $191,849. The debt issuance costs related to the Initial Term Loan are being amortized as additional interest expense over the five-year loan term of the Blackstone Credit Agreement. In addition, the Company paid $1,000 in debt issuance costs relating the DDTL, which are recorded in other current assets within the unaudited condensed consolidated balance sheet. The fair value of the Initial Term Loan as of September 30, 2022 was $149,226.

Long-term debt, net consists of the following:

	September 30,	December 31,
	2022	2021
Liability component - principal	$198,000	$199,500
Unamortized debt discount associated with debt financing costs	(6,275)	(7,516)
Liability component - net carrying value	191,725	191,984
Less current portion	(2,000)	(2,000)
Long-term debt, net	$189,725	$189,984

Future minimum payments relating to long-term debt, net as of September 30, 2022, for the periods indicated below consists of the following:

Years ending December 31,
2022 (Excluding the nine months ended September 30, 2022)	$500
2023	2,000
2024	20,000
2025	20,000
2026	155,500
Thereafter	—
Total	$198,000

Interest expense related to the Company’s long-term debt, net, is included in interest expense, net in the unaudited condensed consolidated statements of operations and comprehensive income and consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest on principal balance	$4,513	$5,030	$12,110	$18,122
Amortization of deferred financing costs	418	459	1,241	1,820
Total term loan interest expense	$4,931	$5,489	$13,351	$19,942

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

The Company recorded operating lease costs of $378 and $359 for the three months ended September 30, 2022 and 2021, respectively, and $1,155 and $916 for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the weighted-average remaining lease term for operating leases was 1.9 years and the weighted-average discount rate for operating leases was 3.8%.

Supplemental balance sheet information related to operating leases was as follows:

Leases	Classification	September 30, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	Other noncurrent assets	$2,658	$3,298
Liabilities
Operating lease liability, current portion	Other current liabilities	$1,598	$1,527
Operating lease liability, long-term	Other long-term liabilities	1,384	2,233
Total operating lease liabilities		$2,982	$3,760

Supplemental cash flow information related to operating leases was as follows:

	September 30, 2022	September 30, 2021
Operating cash flows from operating leases	$1,297	$833
Right of use assets obtained in exchange for operating lease obligations (1)	$485	$3,365
(1)	Including the balance recognized on January 1, 2021, upon adoption of ASU No. 2016-02.

Future payments under noncancelable operating leases with initial terms of one year or more as of September 30, 2022 consisted of the following:

Years ending December 31,
2022 (Excluding the nine months ended September 30, 2022)	$419
2023	1,679
2024	958
2025	34
2026	—
Thereafter	—
Total lease payments	3,090
Less: imputed interest	(108)
Total lease liabilities	$2,982

12. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to claims and suits arising in the ordinary course of business. The Company accrues such liabilities when they are known, if they are deemed probable and can be reasonably estimated. As of September 30, 2022, there were no material claims or suits outstanding.

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

Stock options and stock appreciation rights under the 2020 Plan have a 10-year contractual term and vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). RSUs vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). As of September 30, 2022, there were 4,932,502 shares of common stock available for issuance under the 2020 Plan. The number of shares that may be issued under the 2020 Plan will automatically increase on January 1 of each year in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors.

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

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2022:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2021	5,716,597	$22.53	8.09
Awards issued	1,533,961	$48.59
Awards exercised	(457,145)	$10.72
Awards forfeited	(168,758)	$31.42
Awards outstanding—September 30, 2022	6,624,655	$29.15	7.94

Stock Appreciation Rights

The following table summarizes SARs activity for the nine months ended September 30, 2022:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2021	49,294	$9.24	7.29
Awards issued	—	$—
Awards exercised	(3,651)	$8.22
Awards forfeited	(2,435)	$8.22
Awards outstanding—September 30, 2022	43,208	$9.38	6.58

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2022:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2021	60,000	$29.03	9.24
Awards issued	—	$—
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—September 30, 2022	60,000	$29.03	8.49

As of September 30, 2022 and December 31, 2021, stock awards issued under the 2017 and 2020 Plans of 1,753,234 and 1,285,432 common shares, respectively, were vested.

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

The assumptions used to value the awards are summarized in the following table.

	As of
	September 30,	December 31,
	2022	2021
Dividend yield	0.00%	0.00%
Expected volatility	72.57-76.33%	60.00%
Risk-free interest rate	1.99 - 4.05%	0.66 - 1.44%
Expected term (years)	3.4 - 6.3	4.1- 6.3

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted average per share fair value of awards issued under the 2017 Plan and 2020 Plan was $17.60 and $12.82 on September 30, 2022 and December 31, 2021, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense, net for the three and nine months ended September 30, 2022 and 2021, was recorded in the unaudited condensed consolidated statements of operations and comprehensive income in the following line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$522	$579	$1,866	$1,548
Sales and marketing expense	1,096	852	2,956	2,248
General and administrative expense	5,349	3,233	14,412	7,926
	$6,967	$4,664	$19,234	$11,722

Stock-based compensation expense, net related to Options and RSUs issued under the 2017 Plan and 2020 Plan is included in stockholder’s equity, and a liability for SARs is included in other non-current liabilities, in the Company’s unaudited condensed consolidated balance sheet.  As of September 30, 2022, the total unrecognized stock-based compensation expense related to Options and RSUs was $83,981. Such amount will be recognized in the Company’s consolidated statement of operations over a weighted average period of 3.1 years.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on April 30, 2021. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 629,805, which will automatically increase on January 1 of each year in an amount equal to the lesser of (i) 1.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For both the three and nine months ended September 30, 2022, there were 14,889 shares issued under the ESPP. There were no shares issued under the ESPP for the three and nine months ended September 30, 2021. The discount on the ESPP was $86 and $60 for the three months ended September 30, 2022 and 2021, respectively, and $271 and $80 for the nine months ended September 30, 2022 and 2021, respectively, and is recorded within stock-based compensation expense.

15. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is computed under the treasury stock method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income, the potential dilutive effects of stock options, stock appreciation rights, restricted stock units and warrants.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net income	$87,943	$(9,620)	$132,959	$11,883
Denominator
Net income per common share - basic	$1.48	$(0.17)	$2.25	$0.21
Net income per common share - diluted	$1.44	$(0.17)	$2.18	$0.20
Weighted average number of shares of common stock - basic	59,234,720	57,722,163	59,070,063	57,188,101
Weighted average number of shares of common stock - diluted	61,207,625	57,722,163	60,921,482	58,776,158

Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options, SARs, and RSUs to purchase common stock	1,972,905	—	1,851,419	1,405,092
Warrants	—	—	—	182,965
Total	1,972,905	—	1,851,419	1,588,057

Potential common shares issuable that were excluded from the computation of diluted weighted-average shares outstanding excluded from the numerator, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options, SARs, and RSUs to purchase common stock	4,754,958	6,085,742	4,876,444	4,680,651

16. INCOME TAXES

As of September 30, 2022 and December 31, 2021, our deferred tax assets were primarily the result of acquired in-process research and development costs, operating loss carryforwards, deferred research and development costs, disallowed interest, inventory, and accrued rebates. A valuation allowance of $96,366 was recorded against our net deferred tax asset balance as of December 31, 2021. We recorded a tax benefit of $74,474 as a discrete item in the three and nine months ended September 30, 2022 related to the release of a valuation allowance on certain deferred tax assets, net, which had accumulated through December 31, 2021. We also recorded a tax benefit of $21,892 as a component to our current year effective tax rate in the three and nine months ended September 30, 2022, related to deferred tax assets, net which were utilized in the current period.

As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2022, in part because in the current quarter we achieved three years of cumulative pretax income, which is a positive indication of the Company’s ability to generate sufficient future taxable income, the Company determined that there was sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes are realizable and, therefore, released the valuation allowance accordingly.

17. RELATED-PARTY TRANSACTIONS

The Company was party to a management agreement for professional services provided by a related party, Paragon Biosciences, LLC (“Paragon”). The related party is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors was the President and owner of the entity. The Company terminated the management agreement upon the consummation of its IPO. The Company is also party to a right of use agreement with the related party whereby it has access to and the right to use certain office space leased by the related party in Chicago, Illinois. In addition, the Company had participated in certain transactions with separate related parties that also share common ownership with the Company, primarily related to combined employee health plans. The Company incurred $71 for each of the three months ended September 30, 2022 and 2021, and $213 for each of the nine months ended September 30, 2022 and 2021, in expenses to this related party, which are included in general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022 and December 31, 2021, there were no amounts due to or due from related parties included in the unaudited condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, the anticipated impact of the COVID-19 pandemic on our business, business strategy, products, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, statements about:

●	our commercialization efforts and strategy for WAKIX;
●	the rate and degree of market acceptance and clinical utility of pitolisant in additional indications, if approved, and any other product candidates we may develop or acquire, if approved;
●	our research and development plans, including our plans to explore the therapeutic potential of pitolisant in additional indications;
●	our ongoing and planned clinical trials;
●	our ability to expand the scope of our license agreements with Bioprojet Société Civile de Recherche (“Bioprojet”);
●	the availability of favorable insurance coverage and reimbursement for WAKIX;
●	the impact of the COVID-19 pandemic;
●	the timing of, and our ability to obtain, regulatory approvals for pitolisant for other indications as well as any other product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and additional financing needs;
●	our ability to identify and/or acquire additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	significant competition in our industry;
●	our intellectual property position;
●	loss or retirement of key members of management;

●	failure to successfully execute our growth strategy, including any delays in our planned future growth;
●	our failure to maintain effective internal controls; and
●	the impact of government laws and regulations.

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

Regarding pediatric narcolepsy and a pediatric indication for WAKIX, our partner, Bioprojet, has completed a Phase 3 trial in pediatric patients with narcolepsy. Bioprojet recently submitted the data to the European Medical Agency (“EMA”) seeking approval for a pediatric narcolepsy indication. The EMA’s decision on Bioprojet’s pediatric narcolepsy submission is expected in the first quarter of 2023 and could help inform our strategy toward submitting the data to the FDA. In the meantime, we are committed to obtaining pediatric exclusivity for WAKIX and submitted a request for a pediatric written request this quarter.

We believe that pitolisant’s ability to regulate histamine gives it the potential to provide therapeutic benefit in other rare neurological diseases that are mediated through H3 receptors and histamine signaling. We are taking a mechanism-based approach to managing the life cycle of pitolisant and have identified idiopathic hypersomnia (“IH”), another central disorder of hypersomnolence like narcolepsy, as our next potential new indication for WAKIX. In April, we initiated a Phase 3 registrational trial (the “INTUNE Study”) to evaluate the efficacy and safety of pitolisant in adult patients with IH and have seen good momentum in patient enrollment, with over 70% of the targeted clinical trial sites activated. We are focusing our development efforts on other rare neurological disorders in which EDS is a prominent symptom, including Prader-Willi Syndrome (“PWS”) and myotonic dystrophy, otherwise known as dystrophia myotonica (“DM”). We recently received the initial topline data from our Phase 2 proof-of-concept clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS. The topline data showed a positive signal on the primary outcome related to EDS and we look forward to receiving the full data set, which will inform our understanding of the data as we plan to advance our development program in patients with PWS. In June 2021, we initiated a Phase 2 proof-of-concept clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and anticipate topline results from this trial in 2023.

We also seek to expand our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients living with rare neurological diseases as well as patients living with other neurological diseases who have unmet medical needs. We are targeting assets that will allow us to further leverage the expertise and infrastructure that we have successfully built at Harmony so we can optimize the benefit of internal synergies. Consistent with this objective, on July 31, 2022, we entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby we obtained exclusive rights to manufacture, use and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon agreement of both parties.

In addition, on August 4, 2021, we acquired HBS-102, a Melanin-concentrating hormone receptor 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. In connection with the acquisition, we made an upfront payment of $3.5 million and will be required to make certain payments upon the achievement of certain development milestones, regulatory milestones, and sales milestones and pay ongoing royalties upon commercialization. We acquired full development and commercialization rights globally, but we have provided a grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. We have recently initiated a preclinical proof-of-concept study to assess the effect of HBS-102 on hyperphagia, weight gain, and other metabolic parameters in a mouse model of PWS.

Pitolisant was developed by Bioprojet and approved by the EMA in 2016 for the treatment of narcolepsy in adult patients with or without cataplexy and in 2021 for the treatment of EDS in adult patient with obstructive sleep apnea. We acquired an exclusive license to develop, manufacture and commercialize pitolisant in the United States pursuant to our license agreement with Bioprojet (as amended, the “2017 LCA”) in July 2017. Pitolisant was granted Orphan Drug Designation for the treatment of narcolepsy by the FDA in 2010. It received Breakthrough Therapy designation for the treatment of cataplexy in patients with narcolepsy and Fast Track status for the treatment of EDS and cataplexy in patients with narcolepsy in April 2018.

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

Commercial Performance Metrics

As of September, 30 2022, we continue to see growth in unique healthcare professional (“HCP”) prescribers of WAKIX. The average number of patients on WAKIX for the three months ended September 30, 2022 was approximately 4,600. Additionally, as of September 30, 2022, we have secured formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States. Within these covered lives, we have observed favorable access to WAKIX subsequent to the expanded approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020.

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

Supply Chain

We currently expect to have adequate supply of WAKIX into the first quarter of 2024, with additional API on-hand inventory to support at least 36 months beyond this time frame. We continue to work closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic. We believe that our access to the required production lines to produce additional API and WAKIX finished product throughout the next 12 to 18 months would not be significantly impacted should there be a need to reprioritize manufacturing resources for the production of materials utilized for COVID-19 vaccines.

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

Corporate Responsibility Impact

We strive to attract and retain employees that are dedicated to keeping patients at the heart of all we do while also supporting the communities where we live and work. Our commitment toward this objective has been exemplified during the COVID-19 crisis. At the onset of the pandemic we took steps to ensure the health, safety and welfare of our employees and their families by abiding by government-issued work-from-home orders and encouraging a flexible work environment, and implementing a COVID-19 leave policy allowing for paid leave for employees affected by the virus outside of their accrued paid leave. We also made no furloughs, layoffs, or adjustments to salaries as a result of the pandemic. As pandemic-related restrictions and cases began to decline, all of our employees returned to in-person operations, with flexibility as needed, which we believe is critical to collaboration, innovation, productivity, employee well-being and engagement, and enhances our culture. We continually look for ways to support our employees in all roles across the organization in balancing their work and personal lives.

Our commitment extends beyond ensuring that our employees are supported to supporting the communities where we live and work. We have contributed to relief efforts in our local communities, to patient-focused organizations and other charitable organizations during the COVID-19 pandemic, including corporate donations, food and medical supplies and other resources. We made charitable contribution matches to local nonprofit organizations on behalf of our employees, further extending our charitable reach. We initiated our Progress at the Heart funding program to support nonprofit organizations in their efforts to address disparities, injustice and inequities in rare neurological disease diagnosis and treatment. These commitments collectively allow us to ensure that our employees are engaged in their communities in ways that make a lasting impact.

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

Sales and marketing expenses include:

●	employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for our sales and marketing personnel;
●	healthcare professional-related expenses, including marketing programs, healthcare professional promotional medical education, disease education, conference exhibits and market research;

●	patient-related expenses, including patient awareness and education programs, disease awareness education, patient reimbursement programs, patient support services and market research;
●	market access expenses, including payor education, specialty pharmacy programs and services to support the continued commercialization of WAKIX; and
●	secondary data purchases (i.e., patient claims and prescription data), data warehouse development and data management.

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

We are also party to a right-of-use agreement with Paragon whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. For the three and nine months ended September 30, 2022, we paid $0.1 million and $0.2 million, respectively, pursuant to this agreement.

Interest Expense, Net

Interest expense, net consists primarily of interest expense on debt facilities, amortization of debt issuance costs and amortization of premiums on our debt securities, partially offset by interest income earned on our cash and investment balances and accretion of discounts on our debt securities.

Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Net product revenue	$117,206	$80,732	$309,547	$214,227
Cost of product sales	22,959	14,604	56,596	37,701
Gross profit	94,247	66,128	252,951	176,526
Operating expenses:
Research and development	40,548	11,739	60,794	22,916
Sales and marketing	20,467	16,480	58,210	49,009
General and administrative	21,331	16,856	61,374	45,704
Total operating expenses	82,346	45,075	180,378	117,629
Operating income	11,901	21,053	72,573	58,897

Loss on debt extinguishment	—	(26,146)	—	(26,146)
Other expense (income), net	56	—	96	(15)
Interest expense, net	(3,990)	(5,429)	(12,086)	(19,783)
Net income before provision for income taxes	7,967	(10,522)	60,583	12,953
Income tax benefit (expense)	79,976	902	72,376	(1,070)
Net income	$87,943	$(9,620)	$132,959	$11,883

Net Product Revenue

Net product revenue increased by $36.5 million, or 45.2%, for the three months ended September 30, 2022 and increased by $95.3 million, or 44.5%, for the nine months ended September 30, 2022, compared to the same periods in 2021. The increase in both comparable periods was due to the growth in the average number of patients on WAKIX and price increases.

Cost of Product Sales

Cost of product sales increased by $8.4 million, or 57.2%, for the three months ended September 30, 2022 and increased by $18.9 million, or 50.1%, for the nine months ended September 30, 2022, compared to the same periods in 2021. The increase in both comparable periods was due to higher sales of WAKIX. Cost of product sales is primarily comprised of the royalty to Bioprojet.

Research and Development Expenses

Research and development expenses increased by $28.8 million, or 245.4%, for the three months ended September 30, 2022, and increased by $37.9 million, or 165.3%, for the nine months ended September 30, 2022, compared to the same periods in 2021. The increase for the three months ended September 30, 2022 is primarily related to the $30 million licensing fee incurred upon entering the 2022 LCA with Bioprojet. The increase for the nine months ended September 30, 2022 is primarily driven by the $30 million licensing fee as well as increased clinical development work associated with IH, PWS and DM and increased personnel costs.

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.0 million, or 24.2%, for the three months ended September 30, 2022, and increased by $9.2 million, or 18.8%, for the nine months ended September 30, 2022,

compared to the same periods in 2021. The increase in both comparable periods was primarily due to patient engagement and marketing activities driven by our commercialization of WAKIX and increased personnel costs related to sales force expansion.

General and Administrative Expenses

General and administrative expenses increased by $4.5 million, or 26.5%, for the three months ended September 30, 2022 and increased by $15.7 million, or 34.3%, for the nine months ended September 30, 2022, as compared to the same periods in 2021. The increase in both comparable periods was primarily due to an increase to stock compensation associated with new awards, an increase in intangible asset amortization as a result of the $40.0 million milestone payment upon attaining $500.0 million in life-to-date aggregate net sales of WAKIX in the United States and an increase in personnel costs.

Loss on Debt Extinguishment

There were no extinguishments of debt for the three and nine months ended September 30, 2022. Loss on debt extinguishment was $26.1 million for the three and nine months ended September 30, 2021, due to the prepayment of the Credit Agreement with OrbiMed.

Interest Expense, Net

Interest expense, net decreased by $1.4 million, or 26.5%, for the three months ended September 30, 2022 and decreased by $7.7 million, or 38.9%, for the nine months ended September 30, 2022, compared to the same periods in 2021 primarily due to lower interest rates as a result of entering into the Blackstone Credit Agreement in August 2021 as compared to our previous Credit Agreement with OrbiMed, partially offset by interest income generated from our investments and an increase to the LIBOR.

Income Taxes

Income tax benefit increased $79.1 million for the three months ended September 30 2022, and increased $73.4 million for the nine months ended September 30, 2022, as compared to the same periods in 2021. The increase in both comparable periods was primarily driven by the release of our valuation allowance against our net deferred tax assets.

Liquidity, Sources of Funding and Capital Resources

Overview

To date, we have financed our operations primarily with (a) proceeds from sales of our convertible preferred stock; (b) borrowings under our (i) CRG Loan, (ii) our Credit Agreement with OrbiMed and (iii) our Blackstone Credit Agreement; (c) the proceeds from our IPO; and (d) the proceeds from the sale of common stock to Blackstone. From our inception through our IPO, we received aggregate proceeds of $345.0 million from sales of our convertible preferred stock. In August 2020, we completed the IPO of our common stock, in which we sold 6,151,162 shares of our common stock, including 802,325 shares of our common stock pursuant to the underwriters’ over-allotment option. The shares were sold at a price of $24.00 per share for net proceeds of approximately $135.4 million. As of September 30, 2022, we had cash, cash equivalents, restricted cash and investments of $316.8 million and accumulated deficit of $320.6 million. As of September 30, 2022, we had outstanding debt of $198.0 million.

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

Blackstone Credit Agreement

In August 2021, we entered into the Blackstone Credit Agreement that provides for (i) a senior secured term loan facility in an aggregate original principal amount of $200.0 million (the “Initial Term Loan”) and (ii) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100.0 million (the “DDTL” and, together with the Initial Term Loans, the “Loans”). The DDTL was initially available to draw down through August 9, 2022. In August 2022, we entered into an agreement to extend the expiration date of the DDTL to August 9, 2023, for which we will pay a ticking fee at a rate of 1% per annum on the undrawn portion of the DDTL, which commenced on August 10, 2022. We used substantially all of the proceeds from the Blackstone Credit Agreement, and the related sale of our common stock, to repay the balance of the OrbiMed Credit Agreement.

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

The Blackstone Credit Agreement contains affirmative and negative covenants, including limitations on our ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Blackstone Credit Agreement contains a financial covenant that requires us to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to $10.0 million. We are in compliance with all covenants as of September 30, 2022.

Agreement Related to Intellectual Property

In August 2021, we entered into an asset purchase agreement with ConSynance Therapeutics, Inc. to acquire HBS-102 (formerly “CSTI-100”), a potential first-in-class molecule with a novel mechanism of action. Under the terms of the agreement, we acquired full development and commercialization rights globally, with the exception of Greater China, for $3.5 million. Additionally, there are payments due upon the achievement of certain milestones including $1.8 million for preclinical milestones, $19.0 million for development milestones, $44.0 million for regulatory milestones and $110.0 million for sales milestones.

License Agreement

On July 31, 2022, we entered into the 2022 LCA with Bioprojet whereby we obtained exclusive rights to manufacture, use and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon agreement of both parties. We will pay an initial, non-refundable $30 million licensing fee and additional payments of up to $155 million are potentially due under the 2022 LCA upon the achievement of certain future development and sales-based milestones. In addition, there are certain payments due upon achievement of development milestones for new indications and formulations agreed upon by both parties. The 2022 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales upon commercialization, which will be payable to Bioprojet on a quarterly basis. Upon closing of the 2022 LCA on September 28, 2022, the $30 million licensing fee was recorded in research and development within the unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022.

Recent Milestone Payment

Upon FDA approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020 (the “Cataplexy Milestone Trigger Date”), we became obligated to make the $100.0 million milestone payment (the “Cataplexy Milestone Payment”) to Bioprojet under the provisions of the 2017 LCA. Subsequently, in October 2020, we made a payment to Bioprojet of $2.0 million to extend the Cataplexy Milestone Payment due date to within 90 days of the Cataplexy Milestone Trigger Date. In January 2021, we made the $100.0 million Cataplexy Milestone Payment in full to Bioprojet. In addition, we made a final $40.0 million milestone payment to Bioprojet in March 2022 upon WAKIX attaining $500.0 million in life-to-date aggregate net sales in the United States.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

Selected cash flow data	(In thousands)
Cash provided by (used in):
Operating activities	$117,788	$61,024
Investing activities	(94,937)	(100,298)
Financing activities	4,183	347

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2022 consisted of our net income of $133.0 million adjusted for non-cash items of $81.7 million related to deferred tax assets, $17.3 million related to intangible amortization and depreciation and $19.2 million related to stock-based compensation expense. Net working capital excluding cash increased by $27.9 million, which was partially due to the accrual of the $30.0 million licensing fee associated with the 2022 LCA.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $94.9 million, which was primarily attributable to a final $40.0 million milestone payment associated with the 2017 LCA and $55.6 million in purchases of debt securities, partially offset by $0.9 million in proceeds from sales and maturities of investments.

Net cash used in investing activities for the nine months ended September 30, 2021 was $100.3 million, which was primarily attributable to the $100.0 million milestone payment associated with the 2017 LCA.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $4.2 million, which primarily consisted of $5.3 million in proceeds from exercised options offset by $1.5 million in principal payments associated with the Blackstone Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. We invest a portion of our cash in investment-grade, interest-bearing securities. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize total return. In order to achieve these objectives, we invest in money market funds, U.S. government and agency securities, corporate bonds and commercial paper in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A-2/P-2/F2 from at least two National Recognized Statistical Rating Organizations. We do not have any direct investments in asset-backed securities, collateralized debt or loan obligations, or structured investment vehicles. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Based on our $235.2 million of investments in money market funds, U.S. treasury notes, corporate bonds and municipal obligations as of September 30, 2022, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of September 30, 2022, we had $198.0 million in borrowings outstanding. The Initial Term Loan bears interest at an interest rate equal to LIBOR (subject to a 1.00% floor) plus 6.50%. Based on the $198.0 million of principal outstanding as of September 30, 2022, an immediate 10% change in the LIBOR would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2022 and 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
No.	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Harmony Biosciences Holdings, Inc.	8-K	August 21, 2020	3.1
3.2	Amended and Restated Bylaws.	8-K	August 21, 2020	3.2
10.1*+	License and Commercialization Agreement dated July 31, 2022, by and between Bioprojet Societe Civile de Recherche and Harmony Biosciences, LLC.
10.2*

Amendment No. 1 to Credit Agreement, dated as of August 2, 2022, among Harmony Biosciences, Inc., as Borrower, Harmony Biosciences, LLC, as Guarantor, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Wilmington Trust National Association, as Administrative Agent.

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMONY BIOSCIENCES HOLDINGS, INC.

By:	/s/ John C. Jacobs
Name:	John C. Jacobs
Title:	President, Chief Executive Officer and Director (principal executive officer)
Date:	November 1, 2022

By:	/s/ Sandip Kapadia
Name:	Sandip Kapadia
Title:	Chief Financial Officer (principal financial officer)
Date:	November 1, 2022