Form 10-K
period 2022-12-31
Harmony Biosciences Holdings, Inc.
filed 2023-02-21
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,359.8 million. As of February 17, 2023, the registrant had 59,620,731 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III where indicated.

Part I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, our business strategy, products, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, statements about:

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

Further, we have in-licensed from Bioprojet the registered trademark product name WAKIX® in the United States. We also have registered trademark protection in the United States for KNOW NARCOLEPSY®, REM AT THE WRONG TIME® and NON-REM AT THE WRONG TIME®, as well as our brand and logo HB®, HB HARMONY BIOSCIENCES® and HARMONY BIOSCIENCES®. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Item 1. Business.

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

We believe that pitolisant’s ability to regulate histamine gives it the potential to provide therapeutic benefit in other rare neurological diseases that are mediated through H3 receptors and histamine signaling. We are taking a mechanism-

based approach to managing the life cycle of pitolisant and have identified idiopathic hypersomnia (“IH”), another central disorder of hypersomnolence like narcolepsy, as our next potential new indication for pitolisant. In April 2022, we initiated a Phase 3 registrational trial, the INTUNE Study, to evaluate the efficacy and safety of pitolisant in adult patients with IH and have seen continued strong momentum in patient enrollment, with approximately 85% of the targeted clinical trial sites activated. We are focusing our development efforts on other rare neurological disorders in which EDS is a prominent symptom, including Prader-Willi Syndrome (“PWS”) and myotonic dystrophy, otherwise known as dystrophia myotonica (“DM”). We recently received the initial topline data from our Phase 2 proof-of-concept clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, which showed a positive signal on improvement in the primary outcome related to EDS. We received the full data set at the end of 2022, which our team has been analyzing in preparation for an end-of-phase 2 meeting with the FDA to discuss the data. We intend to advance our development program in patients with PWS into a Phase 3 trial. In June 2021, we initiated a Phase 2 proof-of-concept clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and anticipate topline results from this trial in the fourth quarter of 2023.

Our partner, Bioprojet completed a Phase 3 trial in pediatric patients with narcolepsy and submitted the trial data to the European Medicines Agency (the “EMA”) seeking approval for a pediatric narcolepsy indication. On January 26, 2023, Bioprojet received a positive opinion from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) with an approval for a pediatric narcolepsy indication expected by the EMA within 60 days of the positive CHMP opinion.  We are working with Bioprojet on a path forward towards the submission to the FDA of a supplemental NDA for pediatric narcolepsy and, in addition, we remain committed to obtaining pediatric exclusivity for WAKIX.

We also seek to expand our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients living with rare neurological diseases as well as patients living with other neurological diseases who have unmet medical needs. We are targeting assets that will allow us to further leverage the expertise and infrastructure that we have successfully built at Harmony so we can optimize the benefit of internal synergies. Consistent with this objective, on July 31, 2022, we entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby we obtained exclusive rights to manufacture, use and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon the agreement of both parties.

In addition, on August 4, 2021, we acquired HBS-102, a Melanin-concentrating hormone receptor 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. In connection with the acquisition, we made an upfront payment of $3.5 million and will be required to make certain payments upon the achievement of certain development milestones, regulatory milestones, and sales milestones and pay ongoing royalties upon commercialization. We acquired full development and commercialization rights for HBS-102 globally, but we have provided an indication-limited grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. We recently initiated a preclinical proof-of-concept study to assess the effect of HBS-102 on hyperphagia, weight gain and other metabolic parameters in a mouse model of PWS.

Pitolisant was developed by Bioprojet and approved by the EMA in 2016 for the treatment of narcolepsy in adult patients with or without cataplexy, and in 2021 for the treatment of EDS in adult patients with obstructive sleep apnea. We acquired an exclusive license to develop, manufacture and commercialize pitolisant in the United States pursuant to our license agreement with Bioprojet (as amended, the “2017 LCA”) in July 2017. Pitolisant was granted Orphan Drug Designation for the treatment of narcolepsy by the FDA in 2010. It received Breakthrough Therapy designation for the treatment of cataplexy in patients with narcolepsy and Fast Track status for the treatment of EDS and cataplexy in patients with narcolepsy in April 2018.

We were founded in July 2017 as Harmony Biosciences II, LLC, a Delaware limited liability company. We converted to a Delaware corporation named Harmony Biosciences II, Inc. in September 2017 and, in February 2020, we changed our name to Harmony Biosciences Holdings, Inc. Our operations are conducted by our wholly owned subsidiary, Harmony Biosciences, LLC, which was formed in May 2017. Our operations to date have consisted of building and staffing our organization, acquiring the rights to pitolisant, raising capital, opening an investigational new drug application (“IND”) for pitolisant in narcolepsy, conducting an Expanded Access Program (“EAP”) for pitolisant for appropriate patients with narcolepsy in the United States, preparing and submitting our NDA for pitolisant, gaining NDA approval for WAKIX for the treatment of EDS or cataplexy in adult patients with narcolepsy, and launching and commercializing WAKIX in the United

States. In addition, we have opened INDs for the development of pitolisant in PWS, DM and IH and have initiated clinical trials in pursuit of potential new indications in those rare disease patient populations.

Narcolepsy Market Overview

Narcolepsy is a rare, chronic and debilitating neurological disorder of sleep-wake state instability that is estimated to affect approximately 165,000 Americans, with fewer than 50% diagnosed. Narcolepsy is characterized by EDS, which is present in all patients with narcolepsy and is the primary reason why patients seek treatment. EDS is the inability to stay awake or alert throughout the day, including an irrepressible need for sleep, with lapses into drowsiness or sleep, which has a significant impact on a patient’s ability to function. Additional symptoms of narcolepsy may include cataplexy (which is characterized by sudden and transient episodes of muscle weakness accompanied by full conscious awareness), hallucinations, sleep paralysis and disrupted nighttime sleep. In most patients, narcolepsy is caused by the loss of orexin/hypocretin, a neuropeptide in the brain that, along with histamine, works to support sleep-wake state stability. This disorder affects men and women equally, with typical symptom onset in adolescence or young adulthood; however, it can take up to a decade after onset of symptoms to be properly diagnosed. The U.S. narcolepsy market had an approximate net sales value of $2.3 billion in 2022. The market is expected to continue to grow based on several factors, including, but not limited to, the introduction of new innovative therapies that offer novel mechanisms of action resulting in improved safety/tolerability profiles while delivering clinically meaningful efficacy, additional investment in education, increased rates of diagnosis, and population growth.

Prior to the FDA’s approval of WAKIX in 2019, there were six approved medications to treat patients with narcolepsy, all of which are scheduled as controlled substances, and no new therapies had been approved for narcolepsy patients in the United States since 2007. These medications included Xyrem (sodium oxybate), Provigil (modafinil), Nuvigil (armodafinil), Ritalin (methylphenidate), Adderall (amphetamine salts) and Sunosi (solriamfetol). Following the approval of WAKIX, in July 2020 the FDA approved a new lower sodium formulation of Xyrem called Xywav. These approved drugs are prescribed in accordance with their individual labels for indications covering narcolepsy, cataplexy and/or EDS related to narcolepsy, and have demonstrated the ability to improve the lives of the patients suffering from these symptoms. In addition, Xywav was approved in August 2021 for the treatment of IH in adults. Other prescription drugs are used off-label for the treatment of either EDS or cataplexy in patients with narcolepsy, including stimulants for EDS and antidepressants for cataplexy. Despite the benefits provided by the available medications, according to the American Academy of Sleep Medicine (“AASM”), traditional stimulants, wake-promoting agents and sodium oxybate, at best, provide only moderate improvement in narcolepsy symptoms and side effects may limit their use. Some of the current therapies have significant side effects (such as increased heart rate and blood pressure) and boxed warnings due to the risk of respiratory depression, abuse and dependence. These therapies also have the potential for rebound and withdrawal symptoms. The Voice of the Patient report from the FDA’s patient-focused drug development initiative, published in 2014, concluded that, based on the overall benefit-risk assessment of current medications, there is a continued need for additional effective and tolerable treatment options for patients with narcolepsy. In a retrospective electronic chart review conducted by Rush University Medical Center from June 2011 to December 2018, over 75% (73 out of 97 respondents) of patients with narcolepsy reported at least one residual symptom while on their current treatment. In a third-party survey that we commissioned prior to the commercialization of WAKIX, of the 200 patients with narcolepsy who were surveyed, 86% (173 out of 200 respondents) of patients reported narcolepsy is a life changing disorder and 93% (157 out of 169 respondents) expressed frustration with current treatment options, while 31 patients were not on treatment and, as such, did not provide a response to this question. The main drivers of patients’ dissatisfaction were side effects and tolerability, loss of efficacy over time and concerns about abuse and dependence with current therapies.

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

Our Strategy

Our goal is to become a leading pharmaceutical company dedicated to developing and commercializing novel treatment options for patients living with rare neurological diseases and/or neurological diseases where we can leverage our existing infrastructure and expertise. The key elements of our strategy are outlined in our three pillars of growth:

●	Pillar I: Optimize the Commercial Performance of WAKIX in Adult Patients with Narcolepsy
o

Commercialize WAKIX in the United States. We have assembled a team of approximately 200 professionals who possess comprehensive life sciences experience. We have also established a robust company infrastructure to execute on our core business and growth strategies. This team includes over 80 dedicated and experienced sales professionals who call on the approximately 9,500 HCPs who treat more than 90% of narcolepsy patients in the United States. In November 2019, we launched commercial sales of WAKIX in the United States.

●	Pillar II: Expand the Clinical Utility of Pitolisant
o	Pursue New Indications Beyond Narcolepsy. We believe that pitolisant’s novel MOA offers a portfolio in a product opportunity and has therapeutic potential in several other patient populations living with rare neurological diseases. We opened an IND for pitolisant for the treatment of IH in November 2021 and initiated a Phase 3 registrational trial, the INTUNE Study, in adult patients with IH in April 2022. We are seeing continued strong momentum in the Phase 3 INTUNE Study with approximately 85% of clinical trial sites activated. We opened an IND for pitolisant for the treatment of PWS in November 2019 and completed a Phase 1 PK clinical trial in pediatric patients with PWS in December 2019. We then initiated a long-term, open-label safety trial in those patients who participated in the Phase 1 PK trial. In December 2020, we initiated a Phase 2 proof-of-concept clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, including behavioral symptoms and cognitive impairment. We received topline results from this clinical proof-of-concept trial in November 2022, which showed a positive signal on improvement in the primary outcome related to EDS. We received the full data set from the trial at the end of 2022, which the team is analyzing in preparation for an end-of-phase 2 meeting with the FDA to discuss the trial results. We intend to advance our development program in patients with PWS into a Phase 3 trial. In June 2021, we initiated a Phase 2 clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and we anticipate topline results in the fourth quarter of 2023.
o

Expand WAKIX Label in Narcolepsy. Building upon the EDS and cataplexy indications in adult patients with narcolepsy, we are working with our partner Bioprojet in consideration of gaining a pediatric indication for both EDS and cataplexy. Bioprojet has completed a Phase 3 trial in pediatric patients with narcolepsy and submitted the data to the EMA seeking approval for a pediatric narcolepsy indication. On January 26, 2023, Bioprojet received a positive opinion from the EMA’s CHMP with an approval for a pediatric narcolepsy indication expected by the EMA within 60 days of the positive CHMP opinion.  We are working with Bioprojet on a path forward towards a submission to the FDA of a supplemental NDA for pediatric narcolepsy.

o

Pursue Pediatric Exclusivity. We continue to pursue pediatric exclusivity, and we recently received feedback from the FDA regarding our request for a pediatric written request (“PWR”) and we plan to prepare a proposed pediatric study request (“PPSR”) for submission to the FDA in order to align with the agency, in pursuit of pediatric exclusivity for WAKIX.

●	Pillar III: Acquire New Assets to Expand our Product Portfolio
o

Expansion of our Product Portfolio. As we continue our commercial growth and advancement of our clinical development programs with pitolisant, a key component of our strategy is to expand our pipeline beyond pitolisant by partnering, co-developing or acquiring assets focused on rare neurological diseases and/or other neurological diseases serving patients with unmet medical needs that are complementary to our existing research and development expertise and/or commercial footprint.

Our Commercialization Strategy

We launched WAKIX into the narcolepsy market in November 2019 and we continue to engage with HCPs, patients and payors through the focused commercialization strategy outlined below to optimize adoption of WAKIX in the marketplace:

●	HCP Awareness and Adoption: To facilitate HCP awareness and adoption of WAKIX, we have deployed our dedicated, in-house, over 80-person sales team to educate a defined prescriber base of approximately 9,500 HCPs comprised of neurologists, pulmonologists, sleep specialists, psychiatrists and high-prescribing primary care physicians who specialize in or focus on sleep disorders. We believe these HCPs diagnose and treat more than 90% of the narcolepsy patients in the United States. We began our commercial HCP outreach in August 2019 following FDA approval of WAKIX for the treatment of EDS in adult patients with narcolepsy and our efforts continue following the approval of the cataplexy indication in October 2020.

●	Patient Awareness: It is estimated that narcolepsy affects approximately 165,000 Americans with fewer than 50% diagnosed. Of those living with narcolepsy in the United States, it is estimated that fewer than 45,000 are on narcolepsy medications, which we believe indicates a significant unmet medical need. To drive patient awareness of WAKIX and its differentiated product profile, we have been communicating with the narcolepsy patient community and providing them with educational materials and information on WAKIX.
●	Payor Coverage: Recognizing the importance of payor coverage, our field market access team has been engaging with national and regional payors over the past two plus years to educate them on the clinical data and value proposition of WAKIX. Through December 31, 2022, we have secured formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States. Within these covered lives, we have observed favorable access to WAKIX subsequent to the expanded approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020.

We believe the differentiating attributes of WAKIX that have facilitated and will continue to facilitate awareness, adoption, and coverage include: (i) it is a first-in-class molecule with a novel MOA, (ii) it is the first-and-only non-scheduled treatment approved for EDS or cataplexy in adult patients with narcolepsy, (iii) it is not a stimulant, (iv) it has broad clinical utility because it can be used as monotherapy or administered concomitantly with other narcolepsy treatments, and (v) it is a once-daily oral tablet administered in the morning upon wakening. In September 2021, the AASM updated its clinical practice guidelines on central disorders of hypersomnolence, which serve as evidence-based treatment guidelines for such disorders, giving WAKIX a strong recommendation for the treatment of both excessive daytime sleepiness and cataplexy in adult patients with narcolepsy.

As of December 31, 2022, we continue to see growth in unique HCPs prescribing WAKIX since it became available in November 2019. The average number of patients on WAKIX in the fourth quarter of 2022 was approximately 4,900. Additionally, as of December 31, 2022, we have secured formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States. Within these covered lives, we have observed favorable access to WAKIX subsequent to the expanded approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020.

Our Development Pipeline

Development Pipeline Chart

Product / Indication
Pre-IND
Phase 1
Phase 2
Phase 3
Regulatory Filing[1]
Marketed Product
Milestone
WAKIX®
EDS in Narcolepsy (Adults)
Cataplexy in Narcolepsy (Adults)
Pitolisant
Pediatric Narcolepsy[2]
Positive CHMP Opinion 1Q2023
Idiopathic Hypersomnia (IH)
Trial initiated 2Q2022
Prader-Willi Syndrome (PWS)
Topline data 4Q2022
Myotonic Dystrophy (DM)
Topline data 4Q2023
New Pitolisant Assets
New Bioprojet Agreement Closed 3Q2022
HBS-102
PWS
Preclinical POC study initiated 3Q2022

1.	Includes New Drug Applications and supplemental New Drug Applications.
2.	Trial conducted by Bioprojet and Bioprojet submitted regulatory package to EMA. Received positive CHMP opinion on January 26, 2023.

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

We have continued to seek new indications in rare neurological disease patient populations that have EDS as a prominent symptom, along with other symptoms mediated by CNS histamine signaling.  We opened an IND for pitolisant for the treatment of IH in November 2021 and initiated a Phase 3 registrational trial, the INTUNE Study, in April 2022. We are seeing continued strong momentum in the Phase 3 INTUNE Study with approximately 85% of clinical trial sites activated. We opened an IND for pitolisant for the treatment of PWS in November 2019 and completed a Phase 1 PK clinical trial in pediatric patients with PWS in December of 2019. We then initiated a long-term, open-label safety trial in those patients who participated in the Phase 1 PK trial. In December 2020, we initiated a Phase 2 proof-of-concept clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, including behavioral symptoms and cognitive impairment. Topline results from this clinical proof-of-concept trial were reported in November 2022 and showed a positive signal on improvement in the primary outcome related to EDS. We received the full data set from the trial at the end of 2022, which the team is analyzing in preparation for an end-of-phase 2 meeting with the FDA to discuss the trial results. We intend to advance our development program in patients with PWS into a Phase 3 trial. In June 2021, we initiated a Phase 2 clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and we anticipate topline results in the fourth quarter of 2023.

Idiopathic Hypersomnia

IH, like narcolepsy, is another central disorder of hypersomnolence resulting in sleep-wake state instability. It is a rare and chronic neurological disease that is characterized by EDS despite sufficient or even long sleep time. Sleep in patients with IH is not felt to be refreshing, no matter how much sleep they get. People living with IH experience significant EDS along with the symptoms of sleep inertia (prolonged difficulty waking up from sleep) and ‘brain fog’ (impaired cognition, attention, and alertness). Symptoms of IH often begin in the late teens or early twenties but patients often experience a long diagnostic journey and do not receive an accurate diagnosis until reaching their thirties. Based on insurance claims data, the number of patients diagnosed with IH in the US ranges from 30,000 to 40,000.

The Phase 3 double-blind, placebo controlled randomized withdrawal study will evaluate the safety and efficacy of pitolisant compared with placebo in adult patients with IH (ages ≥18 years) The study will consist of an 8-week Open-Label Phase, which includes a 6-week Dose Optimization Period followed by a 2-week Stable Dose Period. Patients determined to be responders at the end of the Stable Dose Period will enter the Double-Blind Randomized Withdrawal Phase of the study for 4 weeks of blinded treatment with pitolisant (at the same dose administered in the Stable Dose Period) or matching placebo. Approximately 200 patients are planned for enrollment in the Open-Label Phase. The primary efficacy endpoint in the study is the change in ESS score from the end of the Stable Dose Period (Week 8) to the end of the 4-week Double-Blind Randomized Withdrawal Phase (Week 12) for pitolisant compared with placebo. Secondary efficacy endpoints will evaluate the effect of pitolisant on other symptoms of IH, including overall burden of disease, sleep-related impairment, sleep inertia, and cognitive function. Patients who complete the trial will be eligible to participate in an open-label extension phase to assess the long-term safety and effectiveness of pitolisant in adult patients with IH.

Prader-Willi Syndrome

PWS is a rare genetic disorder caused by a loss of function of specific genes on chromosome 15 resulting in hypothalamic dysfunction and decreased levels of orexin/hypocretin in some patients with PWS. The hypothalamus controls both sleep-wake states and hunger-satiety; therefore, two of the main symptoms in patients with PWS are EDS and hyperphagia. Other features include low muscle tone, short stature, behavioral problems and cognitive impairment. It is estimated that approximately 15,000 to 20,000 people in the United States suffer from PWS, and over half of those suffering from PWS also have reported or experienced EDS. We opened an IND for pitolisant for the treatment of PWS in November 2019 and completed a Phase 1 PK clinical trial in pediatric patients with PWS in December of 2019. We then initiated a long-term, open-label safety trial in those patients who participated in the Phase 1 PK trial. In December 2020, we initiated a Phase 2 proof-of-concept clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, including behavioral symptoms and cognitive impairment. Topline results from this clinical proof-of-concept trial were reported in November 2022 and showed a positive signal on improvement in the primary outcome related to EDS.

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

We have collaborated with the Foundation for Prader-Willi Research (the “FPWR”) to advance our clinical program and underscore our commitment to this patient population. We are members of the FPWR Clinical Trials Consortium and are working with members of its Scientific Advisory Board to gain their insights for our development program. Progress to date includes (i) opening an IND for PWS in October 2019, (ii) completion of a Phase 1 PK trial in patients with PWS in December 2019, with patients actively rolling over into an open-label, long-term safety trial, and (iii) completion of a Phase 2 proof-of-concept clinical trial with topline data reported in November 2022.

The Phase 2 proof-of-concept clinical trial was a randomized, double-blind, placebo-controlled study designed to assess the safety and efficacy of pitolisant in patients with PWS. This proof-of-concept study was not powered to demonstrate statistical significance and was designed for signal detection. The study included patients ages 6 to 65 years and patients were randomized 1:1:1 to low dose pitolisant, high dose pitolisant, or placebo treatment groups. Pitolisant dosing was based on three age cohorts (children 6 to < 12; adolescents 12 to < 18; and adults 18 to 65) and another objective of the study was to evaluate for a dose-response to pitolisant in patients with PWS. The primary endpoint of this study was the evaluation of EDS as measured by change from baseline to end of treatment (EOT) on the Epworth Sleepiness Scale for Children and Adolescents (ESS-CHAD) Parent/Caregiver Version.

Topline study results include:

●	65 patients were enrolled in the trial, 91% of which completed treatment and all but one patient opted to continue into the open-label extension.
●	Mean baseline ESS-CHAD (Parent/Caregiver Version) ranged from 14.7 to 15.7.
●	Mean change from baseline to EOT on the ESS-CHAD Parent/Caregiver Version scores ranged from -3.7 to -5.5 across all age groups and treatment groups, representing a clinically meaningful change (which is defined as a ≥ 2-point improvement on this scale).
●	In two of the three age groups (children and adults), there was a clinically meaningful difference (minimum of 2 points) between pitolisant and placebo, driven by the high dose pitolisant treatment group.

●	In the adolescent age group, there was a high placebo response of a magnitude three times that seen in the other two age groups, which resulted in no clinically meaningful difference between pitolisant and placebo in this age group.
●	A responder analysis (defined as an improvement on the ESS-CHAD Parent/Caregiver Version of ≥ 3-points or a score at EOT of ≤10 for this analysis) showed response rates of 70% in the high dose pitolisant group, 55.6% in the low dose pitolisant group, and 52.6% in the placebo group.
●	Overall safety/tolerability profile was consistent with the known safety/tolerability profile of pitolisant.
●	Adverse events were reported in 57% of patients on pitolisant and 65% of patients on placebo.
●	Treatment-related adverse events were reported in 26% of patients on pitolisant and 30% of patients on placebo.
●	There was one serious adverse event in a patient in the placebo treatment group.

These results represent the initial topline data. We received the full data set from the trial at the end of 2022, which the team is analyzing in preparation for an end-of-phase 2 meeting with the FDA to discuss the trial results. We intend to advance our development program in patients with PWS into a Phase 3 trial and to present the full results of the Phase 2 proof-of-concept trial at a future medical meeting and submit the results for publication in a scientific journal.

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

The therapeutic application of pitolisant may provide benefits across the key symptoms of EDS and fatigue which are often among the chief complaints of patients with DM. In a survey of 451 DM1 patients, daytime sleepiness and fatigue were second only to muscle weakness in symptom prevalence and impact. Our clinical program is designed to demonstrate effect on measures of EDS and fatigue, as well as assess performance related to cognitive function, such as attention, vigilance and working memory. Progress to date includes working with key opinion leaders to develop the scientific rationale for the investigation of pitolisant in patients with DM, development of a Phase 2 clinical protocol, submission of an IND at the end of 2020, the opening of an IND in January 2021, and initiation of a Phase 2 proof-of-concept clinical trial in adult patients with DM1 in June of 2021, from which we anticipate topline results in the fourth quarter of 2023.

The Phase 2 proof-of-concept clinical trial is a randomized, double-blind, placebo-controlled trial to assess the safety and efficacy of pitolisant in adult patients with DM1 ages 18 to 65. It is not powered to demonstrate statistical significance and is designed for signal detection. An estimated 75 to 80 patients will be enrolled at approximately 20 to 22 sites across the United States and Canada. Patients will be randomized to low-dose pitolisant, high-dose pitolisant, or placebo in a 1:1:1 treatment ratio and titrated over three weeks up to their randomized dose, followed by eight weeks of stable dosing. The primary trial objective is to assess for improvement in EDS as measured by the ESS. Secondary endpoints include assessments of fatigue as well as specific measures of cognitive function using validated computer-based assessments. Clinician and patient global impression of disease severity using the CGI-S and PGI-S, respectively, will be measured as well as disease-specific patient assessments of overall disease burden. Plasma samples will be collected to generate pharmacokinetic data and a PK/PD analysis will be performed. Patients who complete the trial will be eligible to participate in an open-label extension phase to assess the long-term safety and effectiveness of pitolisant in adult patients with DM1, which will run throughout the duration of the DM development program.

Label Expansion of WAKIX in Narcolepsy

Pediatric Narcolepsy

Approximately 5% of diagnosed narcolepsy patients (approximately 3,600 patients) are under the age of 18 years. Symptoms often have a more profound effect in children, resulting in reduced function and greater psychological impact. Until the fourth quarter of 2018, no treatments were approved for pediatric patients with narcolepsy, at which time Xyrem received an expanded indication for the treatment of cataplexy or EDS in patients seven years of age or older with narcolepsy. Xywav (low sodium formulation of Xyrem) received the same indication in July 2020.

We are working with our partner Bioprojet in consideration of gaining a pediatric indication for both EDS and cataplexy. On January 26, 2023, Bioprojet received a positive opinion from the EMA’s CHMP with an approval for a pediatric narcolepsy indication expected by the EMA within 60 days of the positive CHMP opinion.  We are working with Bioprojet on a path forward towards the submission to the FDA of a supplemental NDA for pediatric narcolepsy.

Pediatric Exclusivity

We continue to pursue pediatric exclusivity, and we recently received feedback from the FDA regarding our request for a PWR. We plan to prepare a PPSR for submission to the FDA in order to align with the agency, in pursuit of pediatric exclusivity for WAKIX.

Expand our pipeline through acquisition of additional assets

New Pitolisant Assets

On July 31, 2022, we entered into the 2022 LCA with Bioprojet whereby we obtained exclusive rights to manufacture, use and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon the agreement of both parties (see “Strategic Agreements” below). The 2022 LCA will expand our opportunity in narcolepsy, and potentially other indications mutually agreed upon by the parties.

HBS-102

In August 2021, we acquired HBS-102 along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. We acquired full development and commercialization rights globally, but we have provided a grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. HBS-102 is a Melanin-concentrating hormone (“MCH”) receptor 1 (MCHR1) antagonist and a potential first-in-class molecule with a novel mechanism of action. MCH neurons are located in the hypothalamus and are involved in the regulation of feeding behavior, energy metabolism and control of REM sleep, among other centrally mediated functions. We are currently conducting a preclinical proof-of-concept study to assess the impact of HBS-102 on hyperphagia, weight gain, and other metabolic parameters in a knockout mouse model of PWS.

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

WAKIX competes with currently FDA-approved products for the treatment of EDS or cataplexy in adult patients with narcolepsy, all of which are controlled substances. Jazz Pharmaceuticals’ Xyrem (sodium oxybate) is an FDA-approved product for the treatment of cataplexy or EDS in patients 7 years of age and older with narcolepsy. Xyrem is a Schedule III controlled substance available only through a restricted access REMS program. Xywav, a lower sodium formulation of Xyrem, was approved in July 2020, (became commercially available in November 2020), and is also a Schedule III controlled substance subject to the same restricted access REMS program as Xyrem. Provigil and Nuvigil, which are Schedule IV WPAs, and stimulants such as methylphenidate and amphetamine (both Schedule II controlled substances), are approved for the treatment of EDS in narcolepsy. Anti-depressants and certain other agents are sometimes used off-label for the treatment of cataplexy in narcolepsy. Axsome’s Sunosi (solriamfetol) was approved by the FDA in March 2019 and launched in July 2019. Sunosi (solriamfetol) is a Schedule IV controlled substance and is indicated to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea. It is not indicated for cataplexy in patients with narcolepsy. Additionally, Avadel Pharmaceuticals is working on a once nightly formulation version of sodium oxybate, with approval expected in 2023 or beyond. As of January 2023, Xyrem is now available as generic sodium oxybate marketed by Hikma Pharmaceuticals through their agreement with Jazz Pharmaceuticals, and other potential future competitive products are currently in development, including Axsome Therapeutics’ AXS-12 (reboxetine) product candidate, Suven Life Sciences’ SUVN-G3031 H3 inverse agonist product candidate, NLS Pharmaceutics mazindol ER product candidate and orexin 2 receptor agonist product candidates from Takeda, Jazz Pharmaceuticals/Sumitomo Pharma and Alkermes among others.

We believe WAKIX offers a meaningfully differentiated product profile that is competitive with each of the products listed above, some of which are only approved for EDS while others (Xyrem and Xywav) are approved for the treatment of both EDS or cataplexy in patients with narcolepsy. It should be noted that WAKIX has not been compared with these products in head-to-head clinical trials, but its non-scheduled status represents a distinct competitive advantage relative to those same products. Additionally, WAKIX is priced lower than Xyrem and Xywav, which we believe is a competitive advantage for WAKIX and may contribute to third-party payor preferences for WAKIX relative to Xyrem and Xywav. Conversely, WAKIX is priced higher than other competitors such as Provigil (modafinil), Nuvigil, Sunosi (armodafinil) and certain generic competitors, such as methylphenidate and amphetamine, which may contribute to third-party payor preferences for those lower-priced treatment options relative to WAKIX.

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

Our current supply chain for WAKIX involves several manufacturers that specialize in specific operations of the manufacturing process, specifically, intermediate and starting material manufacturing, drug substance manufacturing, and drug product manufacturing, labeling and secondary packaging, and distribution services:

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

Customers and Suppliers

For the year ended December 31, 2022, three customers accounted for 100% of gross product revenues; Caremark LLC accounted for 42% of gross product revenues; PANTHERx Specialty Pharmacy LLC accounted for 29% of gross product revenues; and Accredo Health Group, Inc. accounted for 29% of gross product revenues. We also depend on a single source supplier for our product, product candidates and active pharmaceutical ingredient.

Strategic Agreements

License and Commercialization Agreements with Bioprojet

In July 2017, we and Bioprojet entered into the Bioprojet License Agreement (the “2017 LCA”). Bioprojet granted to us an exclusive license to commercialize, in the United States and its territories, commonwealths, and protectorates, including Puerto Rico, a product containing pitolisant currently known as WAKIX for narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, Parkinson’s disease, and any other indication agreed upon by the parties which currently include PWS and DM (“the field”), as well as rights to related patent rights, know-how, trademarks, trade dress, regulatory filings and approvals (the “Bioprojet Assets”). Bioprojet also granted us a co-exclusive (with Bioprojet) license to Bioprojet Assets to clinically develop and register the pitolisant product in the field in the United States. Bioprojet retains the right to manufacture the product in the United States, and to develop outside the United States and commercialize other products that contain pitolisant as an active ingredient anywhere in the world. Bioprojet also granted us an exclusive license to use certain trademarks and trade names in connection with the commercialization of the product under the Bioprojet License Agreement. Under the 2017 LCA, we cannot, directly or indirectly, develop, market, sell, promote or file an NDA with respect to any product that would compete with pitolisant in the field.

We paid Bioprojet an initial license fee of $150.0 million, a milestone payment of $50.0 million upon FDA acceptance of the NDA in February 2019, and a milestone payment of $75.0 million plus an additional $2.0 million fee for approval of the NDA in November 2019. In October 2020, we paid $2.0 million Bioprojet to extend the Cataplexy Milestone Payment due date to within 90 days. In January 2021, we made the $100.0 million Cataplexy Milestone Payment in full to Bioprojet. The final milestone payment of $40.0 million was paid to Bioprojet in March 2022 upon the attainment of aggregate net sales of WAKIX in the United States of $500.0 million subsequent to the date of NDA approval by the FDA. Pursuant to the 2017 LCA, we agreed to pay royalties on the net sales of the product at tiered royalty rates of 13% to 24% based on annual total net sales during the period commencing on first commercial sale of the product and ending on the latest of 10 years from first commercial sale of the product, expiration of all regulatory exclusivity, or expiration of the last Bioprojet patent covering the product. Such royalty payments are subject to reductions based on royalties paid to any third party in order for us to commercialize the product. We also agreed to pay royalties on net sales of the product at a rate of 3% in consideration for a trademark license based on net sales for 20 years after first commercial sale of the product. We further agreed to pay minimum royalties during the third through tenth year of the Bioprojet License Agreement if the product is approved for narcolepsy to the extent such minimum royalties exceed the royalties payable as described above, which minimum amounts were calculated based on sales materially below our sales forecast.

The 2017 LCA will continue until the expiration of the obligation to pay royalties with respect to the product. We and Bioprojet may each terminate the 2017 LCA for a material breach by the other party that remains uncured for 90 days. Bioprojet may terminate the 2017 LCA in its entirety if we or our sublicensees challenge the licensed patents. In addition, we and Bioprojet have the right to terminate the 2017 LCA upon the other party’s insolvency.

In July 2022, we entered into the 2022 LCA with Bioprojet whereby we obtained exclusive rights to manufacture, use and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon the agreement of both parties. We paid an initial, non-refundable $30.0 million licensing fee in October 2022 and additional payments of up to $155.0 million are potentially due under the 2022 LCA upon the achievement of certain development and sales-based milestones. In addition, certain payments will become due upon the achievement of development milestones for new indications and formulations as agreed upon by both parties. The 2022 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales upon commercialization, payable to Bioprojet on a quarterly basis for 10 years from the first commercial sale of each new product, the expiration of all regulatory exclusivity, or the expiration of the last Bioprojet patent covering the products. Upon the closing of the 2022 LCA on September 28, 2022, the $30.0 million licensing fee was recorded in research and development expenses within the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2022.

The 2022 LCA will continue until the expiration of the obligation to pay royalties with respect to each new product. Either party may terminate the 2022 LCA for a material breach by the other party that remains uncured for 90 days. Bioprojet may terminate the 2022 LCA in its entirety if we or our sublicensees challenge the licensed patents. In addition, we and Bioprojet have the right to terminate the 2022 LCA upon the other party’s insolvency.

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

Our WAKIX patent portfolio is comprised of three U.S. patents exclusively licensed to us from Bioprojet under the 2017 LCA. One U.S. patent, No. 8,207,197, which has claims directed to a polymorph, i.e., a specific crystalline form, of pitolisant and, methods for preparing that polymorph of pitolisant, is expected to expire in March 2030 based on a granted request for patent term extension, but without taking into consideration any possible pediatric exclusivity. A second U.S. patent, No. 8,486,947, has claims directed to methods of treating excessive daytime sleepiness by administering pitolisant, which is expected to expire in September 2029 without taking into consideration any possible patent term extension.

Our HBS-102 patent portfolio comprises three patent families. The first patent family includes U.S. patent No. 8,637,501, which has claims to certain melanin-concentrating hormone (MCH-1) receptor antagonists as compositions of matter, as well as methods of making the antagonists, and methods of use for treating obesity, anxiety, and depression, and processes for preparing the compounds, which is expected to expire in April 2031 without taking into consideration any possible patent term extension. A second patent family comprises three issued U.S. patents (Nos. 8,716,308; 9,296,743; and 9,650,378), and issued patents in Australia, Brazil, Canada, China, Germany, Spain, France, the United Kingdom, Israel, Italy, Japan, Korea, Mexico, and New Zealand. The patents have claims directed to certain human MCH-1 receptor-selective antagonists as compositions of matter, and are expected to expire in June 2031 (the ‘308 patent) and January 2029 (the ‘743 and ‘378 patents, as well as the international patents). The third patent family comprises a pending PCT application (WO2021/142395) and has claims directed to therapeutic combinations or formulations of drugs comprising triple monoamine reuptake inhibitors, MCH receptor 1 (MCHR1) antagonists, and diazoxide, and methods of treating or preventing hyperphagia, moderate to severe binge eating disorder, bulimia nervosa, and management of obesity.

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

Further, we have in-licensed from Bioprojet the registered trademark product name “WAKIX” in the United States. We also have registered trademark protection in the United States for “KNOW NARCOLEPSY,” “REM AT THE WRONG TIME” and “NON-REM AT THE WRONG TIME,” as well as our brand and logo “HB,” “HB HARMONY BIOSCIENCES” and “HARMONY BIOSCIENCES.”

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

FDA Expedited Development and Review Programs

The FDA has various programs, including fast track designation, accelerated approval priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products in an attempt to control drug costs. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

The “Inflation Reduction Act of 2022”, signed into law on August 16, 2022, included several provisions to reduce drug spending by the federal government and reduce out-of-pocket costs for patients on Medicare. This legislation requires that the federal government negotiate prices for some drugs covered under Medicare Part B and Part D with the highest total spending, beginning in 2026. It also requires manufacturers to pay rebates back to the federal government if the price of their medications for Medicare beneficiaries rises faster than inflation. The legislation also placed a cap on out-of-pocket costs for Medicare Part D enrollees and shifted the cost of supplying these medications to manufacturers and plans. Eligibility for the Medicare Part D Low-Income Subsidy Program was also expanded under the legislation, and it further delayed the implementation of the Trump Administration’s drug rebate rule to 2027.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

Facilities

Our corporate headquarters are located at 630 W. Germantown Pike Plymouth Meeting, Pennsylvania. In December 2020, we leased additional office space at this same location, which increased our footprint to approximately 28,638 square feet of office space. As of December 31, 2022, 68 of our employees are located at our corporate headquarters. Pursuant to our Right of Use Agreement with Paragon, we also utilize office space at 330 N. Wabash Ave, Suite 3500, Chicago, Illinois 60611, where approximately eight of our employees are located.

Human Capital Management

As of December 31, 2022, we have 200 full-time employees, 107 of whom are dedicated to commercial functions, which includes sales, marketing, market access, commercial operations, and insights, and 44 of whom are dedicated to research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Our environmental, social and governance (”ESG”) and social impact strategy is directed by our Board and overseen by management and a cross-functional executive team comprised of Legal, Compliance, Human Resources, Corporate Affairs and Investor Relations. Our Board of Directors, through our Nominations and Governance Committee, has oversight over our strategic process. We conducted a materiality assessment, including engaging internal stakeholders and reviewing external standards, to inform the creation of an ESG framework, and set our goals and targets to address industry trends, laws and regulations, and stakeholder expectations. We will regularly evaluate our performance in meeting those goals. We may also engage with external organizations and experts to benchmark performance and identify best practices.

Corporate Information

Our principal executive offices are located at 630 W. Germantown Pike, Plymouth Meeting, PA 19462, and our telephone number is (484) 539-9800. Our internet website is www.harmonybiosciences.com. We routinely make important information available on our website, including copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. We recognize our website as a key channel of distribution to reach public investors and as a means of disclosing material non-public information to comply with our disclosure obligations under SEC Regulation FD. Information contained on our website shall not be deemed incorporated into, or to be part of this Annual Report on Form 10-K, and any website references are not intended to be made through active hyperlinks.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

●	We are substantially dependent on our ability to successfully commercialize WAKIX, which is currently our only approved product. If we are unable to successfully commercialize WAKIX, our ability to generate revenue and our financial condition will be adversely affected.
●	The commercial adoption of WAKIX and any other product candidates we develop will depend on the degree of their market acceptance.
●	We rely on our license agreement with Bioprojet to provide rights to the core intellectual property relating to pitolisant, and any termination or loss of significant rights under the agreement would adversely affect our development and/or commercialization of pitolisant.
●	Public health pandemics, including the COVID-19 pandemic, may result in disruptions to our commercialization, clinical trials, manufacturing and other business operations, which could have a material adverse effect on our business, financial condition, operating results, cash flows and prospects.
●	We have a limited operating history and history of commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and assess our future viability.
●	Raising additional funds by issuing securities may cause dilution to existing shareholders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights to our technologies or product candidates.
●	We have made and we may be required to make significant payments in the future to Bioprojet under our licensing and collaboration agreements for pitolisant.

●	Because a number of companies compete with us, many of which have greater resources than we do, and because we face rapid changes in science in our industry, we cannot be certain that our products will be accepted in the marketplace or capture market share.
●	The regulatory approval process of the FDA is costly, lengthy and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for pitolisant in other potential indications for which we may seek to develop pitolisant, our business will be substantially harmed.
●	If we fail to obtain and sustain an adequate level of coverage and reimbursement for WAKIX and other product candidates by third-party payors, sales would be adversely affected.
●	WAKIX has been approved by the FDA for the treatment of EDS or cataplexy in adult patients with narcolepsy. Regulatory approval is limited by the FDA to the specific indications for which approval has been granted and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing pitolisant for other indications. We may be subject to fines, penalties or injunctions if we are determined to have promoted or be promoting the use of pitolisant for unapproved or “off-label” uses, resulting in damage to our reputation and business.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
●	If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our current and future product candidates.
●	Our directors, officers and principal stockholders beneficially own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
●	Future sales of our common stock in the public market, including sales by our directors, officers, or significant shareholders, could cause our share price to fall.

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

The continued commercial adoption of WAKIX and any other product candidates we develop will depend on the degree of their market acceptance.

Even with the requisite approvals from the FDA and other regulatory authorities, the continued commercial adoption of WAKIX for the treatment of EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy, and any other indications and product candidates we may develop, will depend on the degree of their acceptance by physicians, patients, third-party payors and others in the medical community. If WAKIX or any other product candidates we develop do not achieve an adequate level of market acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of WAKIX or any other product candidates we develop, if approved for commercial sale, will depend on a number of factors, some of which are beyond our control, including:

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

We rely on our license agreements with Bioprojet to provide rights to the core intellectual property relating to pitolisant, and any termination or loss of significant rights under the agreement would adversely affect our development and/or commercialization of pitolisant.

We have licensed our core intellectual property relating to pitolisant from Bioprojet. If, for any reason, our license and commercialization agreements with Bioprojet are terminated or we otherwise lose those rights, it would materially adversely affect our business. Pursuant to our license and commercialization agreements, we obtained intellectual property rights in connection with the commercialization of pitolisant in the United States and its territories, commonwealths and protectorates, including Puerto Rico, which includes an exclusive license to use certain intellectual property owned by Bioprojet related to clinically developing and commercializing the pitolisant product candidate for narcolepsy, obstructive sleep apnea, idiopathic hypersomnia and Parkinson’s Disease.

Under the license agreements, Bioprojet is responsible for conducting all preclinical studies and clinical trials necessary for achieving and maintaining regulatory approval in the United States for narcolepsy and cataplexy indications, including all costs and expenses. We are responsible for all other costs associated with other development and regulatory activities, unless Bioprojet otherwise agrees to participate in funding such activities. We must obtain consent from Bioprojet before commencing any clinical trials related to pitolisant. Our ability to pursue indications other than the ones specifically enumerated in the license agreement is also contingent on mutual agreement of Bioprojet and us as to those indications and such agreement may be withheld at Bioprojet’s discretion. If Bioprojet denies consent for us to conduct clinical trials or pursue any such other indication for any reason, we will not have the right under our license and commercialization agreement to commercialize our product for such indication. In such event, Bioprojet may pursue commercialization of such indication for itself in our territory, or it may license the right to commercialize such indication in our territory to third parties, including our competitors.

Our license and commercialization agreements also imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. For example, under the 2017 LCA and 2022 LCA, we cannot, directly or indirectly, develop, market, sell, promote or file an NDA with respect to any product that would compete with pitolisant in the field. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Bioprojet, and Bioprojet may have the right to terminate our license, which would result in us being unable to develop, manufacture and sell pitolisant and would materially adversely affect our business.

Public health pandemics, including the COVID-19 pandemic, may result in disruptions to our commercialization, clinical trials, manufacturing and other business operations, which could have a material adverse effect on our business, financial condition, operating results, cash flows and prospects.

A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, distributors and other partners, as well as physicians treating narcolepsy patients, may be prevented from conducting business and patient-care activities for an indefinite period of time, including due to shutdowns and quarantines that may be requested or mandated by governmental authorities. Beginning in March 2020, we had increased reliance on personnel working from home which may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. In addition, remote working could increase our cyber security risk.

General protective measures put into place at various governmental levels, including quarantines, travel restrictions and business shutdowns, may also negatively affect our operations. For example, the COVID-19 pandemic affected our ability to access HCPs, and caused fewer patients to visit their HCP, resulting in fewer prescriptions being written. Additionally, the effects of COVID-19 disrupted the supply chain and could disrupt the manufacturing or shipment of WAKIX and of drug substance and finished drug product. For example, we may face supply chain and manufacturing limitations or difficulties as resources are shifted toward vaccine manufacturing and distribution. Any delays or interruptions in the manufacture and supply of WAKIX could result in delays for our planned clinical trials, impair our ability to meet demand for new WAKIX prescriptions and impede our clinical trial recruitment, testing, monitoring, data collection and analysis and other related activities.

Any of the foregoing factors could have a material adverse impact on our business, financial condition, operating results, cash flows and prospects. The extent to which COVID-19 or any future pandemics impact our operations and those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, the severity of the pandemic, speed of the spread of a virus, and the actions taken to contain the virus or treat its impact, among others.

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

If our relationships do not result in the successful discovery, development and commercialization of products or if a third party terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under any third-party agreements we enter into, our development of pitolisant or any future product candidates could be delayed and we may need additional resources. Additionally, if any third party terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

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

Additionally, we rely on our suppliers and manufacturers to purchase materials from other third parties. Any of our existing suppliers or manufacturers may:

●	fail to supply us with product on a timely basis or in the requested amount due to unexpected damage to or destruction of facilities or equipment or otherwise;
●	fail to increase manufacturing capacity and produce drug product and components in larger quantities and at higher yields in a timely or cost-effective manner, or at all, to sufficiently meet our commercial needs;
●	be unable to meet our production demands due to issues related to their reliance on sole-source suppliers and manufacturers;
●	supply us with product that fails to meet regulatory requirements;
●	become unavailable through business interruption or financial insolvency;
●	lose regulatory status as an approved source;
●	be unable or unwilling to (i) honor current supply agreements or (ii) renew current supply agreements when such agreements expire on a timely basis, on acceptable terms or at all; or
●	discontinue production or manufacturing of necessary drug substances or products.

In the event of any of the foregoing, if we do not have an alternative supplier or manufacturer in place, we would be required to expend substantial management time and expense to identify, qualify and transfer technical processes to alternative suppliers or manufacturers. Transferring technology to other sites may require additional processes, technologies and validation studies, which are costly, may take considerable amounts of time, may not be successful and, in most cases, require review and approval by the FDA. Any need to find and qualify new suppliers or manufacturers could significantly delay production of WAKIX, adversely impact our ability to market WAKIX and adversely affect our business. There can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. While we currently maintain a robust supply of raw material inventory and an 18 month supply of finished goods inventory to ensure product availability, any interruption in the supply of a drug substance or other material or in the manufacture of WAKIX could have a material adverse effect on our business, financial condition, operating results and prospects.

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

We commenced operations in 2017 and, as of December 31, 2022, had 200 employees. As we advance the development of pitolisant in other indications and commercialize WAKIX as a treatment for EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy, we must continue to grow the size of the organization. Future growth will impose significant added responsibilities on members of management, including:

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

We collect and maintain data and information that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, including systems infrastructure operated and maintained by our third-party suppliers or providers. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the privacy, security, confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems and facilities to prevent an information compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result, a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage or unauthorized access or use resulting from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, denial-of-service attacks, cyber- attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks, attachments to emails, persons inside our organization (including employees or contractors), lost or stolen devices, or persons with access to systems inside our organization.

The risk of a security breach or disruption or data loss, particularly through social engineering attacks, cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. The costs to us to mitigate, investigate and respond to potential security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a real or perceived security breach affects our systems (or those of our third-party providers or suppliers) or results in the loss of or accidental, unlawful or unauthorized access to, use of, release of or other processing of personally identifiable information or clinical trial data, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to applicable data privacy and security laws. We would also be exposed to a risk of loss, negative publicity, harm to our reputation, governmental investigation and/or enforcement actions, claims or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. The global data protection landscape is rapidly evolving, and we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we begin to operate in foreign jurisdictions.

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

Risks Related to Our Financial Condition and Capital Requirements

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

Upon the Cataplexy Milestone Trigger Date, we became obligated to make the $100.0 million Cataplexy Milestone Payment to Bioprojet under the 2017 LCA, which we paid in January 2021. In October 2020, we made a payment to Bioprojet under the 2017 LCA of $2.0 million to extend the Cataplexy Milestone Payment due date to within 90 days of the Cataplexy Milestone Trigger Date. A final $40.0 million milestone payment was paid to Bioprojet under the 2017 LCA in March 2022 upon the attainment of aggregate net sales of WAKIX in the United States of $500.0 million subsequent to the date of NDA approval by the FDA pursuant to the Bioprojet License Agreement. Harmony paid an initial, non-refundable $30.0 million licensing fee and additional payments of up to $155.0 million are potentially due under the 2022 LCA upon the achievement of certain future development and sales-based milestones.

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

As of December 31, 2022, we have utilized all of our U.S. federal net operating loss carryforwards and we had state net operating loss carryforwards of approximately $95.2 million. Utilization of the state net operating loss carryforwards may be subject to a substantial limitation due to state provisions. If we have experienced an ownership change at any time since our incorporation, we may be subject to limitations on our ability to utilize our existing net operating loss carryforwards to offset taxable income. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.

Changes in tax laws or regulations could adversely affect our results of operations, business and financial condition.

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, each of which could adversely affect our results of operations, business and financial condition. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures for tax purposes in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenditures over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. This tax law change will continue to have an adverse effect on our income tax liability, which could be material. In August 2022, the Inflation Reduction Act of 2022 was enacted, which, among other things, imposes a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning after December 31, 2022. Changes in tax laws or regulations could materially increase our tax provision, cash tax liabilities, and effective tax rate, which may adversely affect our results of operations, business and financial condition.

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

Despite obtaining formulary approval from certain third-party payors, sometimes with prior authorization or other formulary restrictions and requirements, including documented failure or inadequate response to alternative treatments, we expect to experience pricing pressures in connection with the sale of WAKIX due to the trend toward cost containment, managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are questioning the coverage of, and challenging the prices charged for medical products and services, and many third-party payors limit coverage of, or reimbursement for, newly approved health care products. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for WAKIX.

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

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

Various states also independently regulate controlled substances. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule drugs as well. While some states automatically schedule a drug when the DEA does so, in other states there must be rulemaking or a legislative action. State scheduling may delay commercial sale of any controlled substance drug product for which we obtain federal regulatory approval and adverse scheduling could impair the commercial attractiveness of such product. We or our collaborators must also obtain separate state registrations in order to be able to obtain, handle and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions from the states in addition to those from the DEA or otherwise arising under federal law.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2022, unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years. The “Inflation Reduction Act of 2022”, signed into law on August 16, 2022, included several provisions to reduce drug spending by the federal government and reduce out-of-pocket costs for patients on Medicare. This legislation requires that the federal government negotiate prices for some drugs covered under Medicare Part B and Part D with the highest total spending, beginning in 2026. It also requires manufacturers to pay rebates back to the federal government if the price of their medications for Medicare beneficiaries rises faster than inflation. The legislation also placed a cap on out-of-pocket costs for Medicare Part D enrollees and shifted the cost of supplying these medications to manufacturers and plans. Eligibility for the Medicare Part D Low-Income Subsidy Program was also expanded under the legislation, and it further delayed the implementation of the Trump Administration’s drug rebate rule to 2027.

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

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third- party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could reduce the ultimate demand for our commercial products and product candidates, once approved, or put pressure on our product pricing.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our patent portfolio comprises three U.S. patents exclusively licensed to us from Bioprojet. One U.S. patent, No. 8,207,197 has claims directed to a polymorph, i.e., a specific crystalline form, of pitolisant and, methods for preparing that polymorph of pitolisant, which is expected to expire in February 2029 without taking into consideration any possible patent term extension. A second U.S. patent, No. 8,486,497, has claims directed to methods of treating excessive daytime sleepiness by administering pitolisant, which is expected to expire in September 2029 without taking into consideration any possible patent term extension.

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

As of December 31, 2022, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 72% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Holders

As of February 17, 2023, we had 34 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders.

Performance Graph

The following graph shows a comparison of the total cumulative shareholder returns of an investment of $100 in cash from August 19, 2020, the day we began trading, through December 31, 2022 in (i) our common stock, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq Composite Index. The shareholder returns in the graph below is not necessarily indicative of future performance.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay our debt obligations, therefore we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, industry trends and other factors that our board of directors may deem relevant.

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

Item 6. [Reserved].

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

We believe that pitolisant’s ability to regulate histamine gives it the potential to provide therapeutic benefit in other rare neurological diseases that are mediated through H3 receptors and histamine signaling. We are taking a mechanism-based approach to managing the life cycle of pitolisant and have identified idiopathic hypersomnia (“IH”), another central disorder of hypersomnolence like narcolepsy, as our next potential new indication for WAKIX. In April 2022, we initiated a Phase 3 registrational trial, the INTUNE Study, to evaluate the efficacy and safety of pitolisant in adult patients with IH and have seen continued strong momentum in patient enrollment, with approximately 85% of the targeted clinical trial sites activated. We are focusing our development efforts on other rare neurological disorders in which EDS is a prominent symptom, including Prader-Willi Syndrome (“PWS”) and myotonic dystrophy, otherwise known as dystrophia myotonica (“DM”). We recently received the initial topline data from our Phase 2 proof-of-concept clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, which showed a positive signal on the primary outcome related to EDS. We received the full data set at the end of 2022, which our team has been analyzing in preparation for an end-of-phase 2 meeting with the FDA to discuss the data. We intend to advance our development program in patients with PWS into a Phase 3 trial. In June 2021, we initiated a Phase 2 proof-of-concept clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and anticipate topline results from this trial in the fourth quarter of 2023.

Our partner, Bioprojet, completed a Phase 3 trial in pediatric patients with narcolepsy and submitted the trial data to the European Medical Agency (“EMA”) seeking approval for a pediatric narcolepsy indication. On January 26, 2023, Bioprojet received a positive opinion from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) with an approval for a pediatric narcolepsy indication expected by the EMA within 60 days of the positive CHMP opinion.  We are working with Bioprojet on a path forward towards the submission to the FDA of a supplemental NDA for pediatric narcolepsy and, in addition, we remain committed to obtaining pediatric exclusivity for WAKIX.

We also seek to expand our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients living with rare neurological diseases as well as patients living with other neurological diseases who have unmet medical needs. We are targeting assets that will allow us to further leverage the expertise and infrastructure that we have successfully built at Harmony so we can optimize the benefit of internal synergies. Consistent with this objective, in July 2022, we entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby we obtained exclusive rights to manufacture, use and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon the agreement of both parties.

In addition, in August 2021, we acquired HBS-102, a Melanin-concentrating hormone receptor 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. In connection with the acquisition, we made an upfront payment of $3.5 million and will be required to make additional payments upon the achievement of certain development milestones, regulatory milestones, and sales milestones and pay ongoing royalties upon commercialization. We acquired full development and commercialization rights globally, but we have provided a grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. We have recently initiated a preclinical proof-of-concept study to assess the effect of HBS-102 on hyperphagia, weight gain, and other metabolic parameters in a mouse model of PWS.

Pitolisant was developed by Bioprojet and approved by the EMA in 2016 for the treatment of narcolepsy in adult patients with or without cataplexy and in 2021 for the treatment of EDS in adult patients with obstructive sleep apnea. We acquired an exclusive license to develop, manufacture and commercialize pitolisant in the United States pursuant to our license agreement with Bioprojet (as amended, the “2017 LCA”) in July 2017. See “Part I—Item 1. Business.—Strategic Agreement—License and Commercialization Agreement with Bioprojet” for further information regarding the 2017 LCA. Pitolisant was granted Orphan Drug Designation for the treatment of narcolepsy by the FDA in 2010. It received Breakthrough Therapy designation for the treatment of cataplexy in patients with narcolepsy and Fast Track status for the treatment of EDS and cataplexy in patients with narcolepsy in April 2018.

We were founded in July 2017 as Harmony Biosciences II, LLC, a Delaware limited liability company. We converted to a Delaware corporation named Harmony Biosciences II, Inc. in September 2017 and, in February 2020, we changed our name to Harmony Biosciences Holdings, Inc. Our operations are conducted by our wholly owned subsidiary, Harmony Biosciences, LLC (“Harmony”), which was formed in May 2017. Our operations to date have consisted of building and staffing our organization, acquiring the rights to pitolisant, raising capital, opening an investigational new drug application (“IND”) for pitolisant in narcolepsy, conducting an Expanded Access Program (“EAP”) for pitolisant for appropriate patients with narcolepsy in the United States, preparing and submitting our NDA for pitolisant, gaining NDA approval for WAKIX for the treatment of EDS or cataplexy in adult patients with narcolepsy, and launching and commercializing WAKIX in the United States. In addition, we have opened INDs for the development of pitolisant in PWS, DM and IH and have initiated clinical trials in pursuit of potential new indications in those rare disease patient populations.

Commercial Performance Metrics

As of December 31, 2022, we continued to see growth in the number of unique healthcare professional (“HCP”) prescribers of WAKIX since it became available in November 2019. The average number of patients on WAKIX at the end of 2022 was approximately 4,900. Additionally, as of December 31, 2022, we have secured formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States. Within these covered lives, we have observed favorable access to WAKIX subsequent to the expanded approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020.

Financial Operations Overview

Revenue

Net product sales includes gross sales of WAKIX less provisions for sales discounts and allowances, which includes trade allowances, rebates to government and commercial entities, and discounts. Although we expect net sales to increase over time, provisions for sales discounts and allowances may fluctuate based on the mix of sales to different customer segments and/or changes in our estimates. For further discussion of the components of Revenue, see “—Critical Accounting Policies and Significant Judgments and Estimates.”

Cost of Product Sales

Cost of product sales includes manufacturing and distribution costs, the cost of the drug substance, FDA program fees, royalties due to third parties on net product sales, freight, shipping, handling, storage costs and salaries of employees involved with production. We expect the cost of product sales to increase as we continue to ramp up production in order to meet future demand for WAKIX and diversify our supply chain for WAKIX.

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

Research and Development Expenses

Research and development expenses primarily include development programs for potential new indications for pitolisant in patients with IH, PWS and DM. We also incur research and development expenses related to our team of Medical Science Liaisons (“MSLs”) who interact with key opinion leaders, with a focus on the science, the role of histamine in sleep-wake state stability and the novel mechanism of action of pitolisant. In addition, our MSLs support our market access team with the presentation of clinical data to payors upon request and our clinical development team to identify potential clinical trial sites. Research and development costs are expensed as incurred. We have significantly increased our research and development efforts as we advance our clinical programs in IH, PWS and DM and assess other product candidates to expand our pipeline. Research and development expenses also include:

●	employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for our research and development personnel;
●	direct third-party costs such as expenses incurred under agreements with CROs, and contract manufacturing organizations (“CMOs”);
●	manufacturing costs in connection with producing materials for use in conducting clinical trials;
●	costs related to packaging and labeling of clinical supplies;
●	other third-party expenses (e.g., consultants, advisors) directly attributable to the development of our product candidates; and
●	amortization expense for assets used in research and development activities.

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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of any additional indications for pitolisant or other product candidates that we move forward for regulatory approval. There are numerous risks and uncertainties associated with developing product candidates, including uncertainty related to:

●	the duration, costs and timing of clinical trials of our current development programs and any further clinical trials related to new product candidates;
●	the sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	the impact of the COVID-19 pandemic, including any future resurgence or new variants, on the ability to initiate new clinical trials and/or maintain the continuity of ongoing clinical trials, including our ability to access sleep labs in order to conduct objective sleep testing, that could be impacted by future shelter-in-place orders and needs of the health care system to focus on managing patients affected by COVID-19;
●	receiving Bioprojet’s consent to pursue additional indications for pitolisant;
●	the acceptance of INDs for our planned clinical trials or future clinical trials;
●	the successful and timely enrollment and completion of clinical trials;
●	the successful completion of preclinical studies and clinical trials;
●	successful data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended populations;
●	the receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
●	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;
●	the entry into collaborations to further the development of our product candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates; and
●	successfully launching our product candidates and achieving commercial sales, if and when approved.

A change in the outcome of any of these variables with respect to the development of any of our programs or any product candidate we develop would significantly change the costs, timing and viability associated with the development and/or regulatory approval of such programs or product candidates.

Sales and Marketing Expenses

Our sales and marketing expenses primarily relate to the market development and commercialization activities of WAKIX for the treatment of EDS and cataplexy in adult patients with narcolepsy. Market development and commercial activities account for a significant portion of our operating expenses and are expensed as incurred. We expect our sales and marketing expenses to increase in the near- and mid-term to support WAKIX indications for the treatment of EDS or cataplexy in adult patients with narcolepsy and to expand our portfolio with the anticipated growth from potential additional indications.

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

In addition, sales and marketing expenses include external costs such as website development, media placement fees, agency fees for patient, medical education and promotional expenses, market research, analysis of secondary data, conference fees, and consulting fees.

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

We are also party to a right-of-use agreement with Paragon whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. For the year ended December 31, 2022, we paid fees of $0.3 million pursuant to this agreement.

Interest Expense, Net

Interest expense, net consists primarily of interest expense on debt facilities, amortization of debt issuance costs and amortization of premiums on our debt securities, partially offset by interest income earned on our cash and investments balances and accretion of discount on our debt securities.

Results of Operations

The following table sets forth selected items in our consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2022	2021

	(In thousands)
Net product revenue	$437,855	$305,440
Cost of product sales	83,481	55,518
Gross profit	354,374	249,922
Operating expenses:
Research and development	70,886	30,367
Sales and marketing	79,285	68,118
General and administrative	84,017	63,909
Total operating expenses	234,188	162,394
Operating income	120,186	87,528

Loss on debt extinguishment	—	(26,146)
Other expense (income), net	169	16
Interest expense, net	(15,669)	(23,970)
Net income before provision for income taxes	104,686	37,428
Income tax benefit (expense)	76,782	(2,831)
Net income	$181,468	$34,597

Net Product Revenue

Net product revenue increased by $132.4 million, or 43.4%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was due to the growth in the average number of patients on WAKIX and price increases.

Cost of Product Sales

Cost of product sales increased by $28.0 million, or 50.4%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was due to higher sales of WAKIX. Cost of product sales is primarily comprised of the royalty to Bioprojet.

Research and Development Expenses

Research and development expenses increased by $40.5 million, or 133.4%, for the year ended December 31, 2022 as compared to the same period in 2021. The increase was primarily related to the $30 million licensing fee incurred upon entering the 2022 LCA with Bioprojet, as well as increased clinical development work associated with IH, PWS and DM, and increased personnel costs. This increase was partially offset by $3.5 million asset acquisition of HBS-102 that was incurred during the year ended December 31, 2021.

Sales and Marketing Expenses

Sales and marketing expenses increased by $11.2 million, or 16.4%, for the year ended December 31, 2022 as compared to the same period in 2021. The increase was primarily due to increased personnel costs related to sales force expansion, marketing activities driven by our commercialization of WAKIX, and increased patient assistance.

General and Administrative Expenses

General and administrative expenses increased by $20.1 million, or 31.5%, for the year ended December 31, 2022 as compared to the same period in 2021. This increase was primarily due to an increase in stock compensation associated with new awards, an increase in intangible asset amortization as a result of the capitalized $40.0 million milestone payment made upon attaining $500.0 million in life-to-date aggregate net sales of WAKIX in the United States, an increase in personnel costs and increased travel costs.

Loss on Debt Extinguishment

There were no extinguishments of debt for the year ended December 31, 2022. Loss on debt extinguishment was $26.1 million for the year ended December 31, 2021, due to the prepayment of the Credit Agreement with OrbiMed.

Interest Expense, Net

Interest expense decreased by $8.3 million, or 34.6%, for the year ended December 31, 2022, as compared to the same period in 2021 primarily due to lower interest rates as a result of entering into the Blackstone Credit Agreement in August 2021 and interest income on our investments, partially offset by an increase in amortization of deferred financing costs.

Income Taxes

Income tax benefit was $76.8 million for the year ended December 31, 2022, and included $96.4 million related to the release of the valuation allowance on our deferred tax assets, partially offset by current period state and federal income tax expense.

Liquidity, Sources of Funding and Capital Resources

Overview

To date, we have financed our operations primarily with (a) proceeds from sales of our convertible preferred stock; (b) borrowings under our debt agreements; (c) the proceeds from our IPO; and (d) the proceeds from the sale of common stock to Blackstone. From our inception through our IPO, we received aggregate proceeds of $345.0 million from sales of our convertible preferred stock. In August 2020, we completed the IPO of our common stock, in which we sold 6,151,162 shares of our common stock, including 802,325 shares of our common stock pursuant to the underwriters’ over-allotment option. The shares were sold at a price of $24.00 per share for net proceeds of approximately $135.4 million. As of December 31, 2022, we had cash, cash equivalents, restricted cash and investments of $346.4 million and accumulated deficit of $272.1 million. As of December 31, 2022, we had outstanding debt of $197.5 million.

The consolidated financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We believe that our anticipated cash from operating and financing activities, existing cash, cash equivalents and investments, as well as our ability to borrow additional funds under the Blackstone Credit agreement, will enable us to meet our operational liquidity needs and fund our planned investing activities for the next 12 months. We have based our liquidity and cash flow projections on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect.

Blackstone Credit Agreement

In August 2021, we entered into the Blackstone Credit Agreement that provided for (i) a senior secured term loan facility in an aggregate original principal amount of $200.0 million (the “Initial Term Loan”) and (ii) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100.0 million (the “DDTL” and, together with the Initial Term Loans, the “Loans”). The DDTL was initially available to draw down through August 9, 2022. In August 2022, we entered into an agreement to extend the expiration date of the DDTL to August 9, 2023, for which we will pay a ticking fee at a rate of 1% per annum on the undrawn portion of the DDTL, which commenced on August 10, 2022. We used substantially all of the proceeds from the Blackstone Credit Agreement, and the related sale of our common stock, to repay the balance of the OrbiMed Credit Agreement.

The repayment schedule for the Initial Term Loan consists of quarterly $0.5 million principal payments commencing on December 31, 2021 and increasing to quarterly $5.0 million payments beginning on March 31, 2024, with a $145.5 million payment due on the maturity date of August 9, 2026 (“Maturity Date”). Interest is payable quarterly commencing on November 9, 2021 and continuing through the Maturity Date. The Initial Term Loan bears interest at a per annum rate equal to LIBOR, subject to a 1.00% floor, plus 6.50%. The Loans are guaranteed by our subsidiary Harmony Biosciences, LLC.

The Blackstone Credit Agreement contains affirmative and negative covenants, including limitations on our ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Blackstone Credit Agreement contains a financial covenant that requires us to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to $10.0 million. We were in compliance with all covenants as of December 31, 2022.

Agreement Related to Intellectual Property

In August 2021, we entered into an asset purchase agreement with ConSynance Therapeutics, Inc. to acquire HBS-102, a potential first-in-class molecule with a novel mechanism of action. Under the terms of the agreement, the Company acquired full development and commercialization rights globally, with the exception of Greater China, for $3.5 million, which was recorded in research and development expense in the Company’s statement of operations and comprehensive income (loss) for the year ended December 31, 2021. Additionally, there are payments due upon the achievement of certain milestones including $1.8 million for preclinical milestones, $19.0 million for development milestones, $44.0 million for regulatory milestones and $110.0 million for sales milestones.

License Agreement

In July 2022, we entered into the 2022 LCA with Bioprojet whereby we obtained exclusive rights to manufacture, use and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon the agreement of both parties. We paid an initial, non-refundable $30.0 million licensing fee in October 2022 and additional payments of up to $155.0 million are potentially due under the 2022 LCA upon the achievement of certain future development and sales-based milestones. In addition, certain payments will become due upon the achievement of development milestones for new indications and formulations as agreed upon by both parties. The 2022 LCA also includes a fixed trademark royalty and a tiered royalty payable on net sales of any new products commercialized. Upon closing of the 2022 LCA on September 28, 2022, the $30.0 million licensing fee was recorded in research and development expenses within the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2022.

Recent Milestone Payments

In January 2021, we made a $100.0 million to Bioprojet upon the FDA approval of the NDA for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. In addition, we made a final $40.0 million milestone payment to Bioprojet in March 2022 upon WAKIX attaining $500.0 million in life-to-date aggregate net sales in the United States.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

Selected cash flow data	(In thousands)
Cash provided by (used in):
Operating activities	$144,466	$98,557
Investing activities	(141,832)	(100,298)
Financing activities	6,841	7,419

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2022 consisted of our net income of $181.5 million adjusted for non-cash items of $23.4 million related to intangible amortization and depreciation and $26.9 million related to stock-based compensation expense. Net working capital excluding cash decreased by $4.1 million.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $141.8 million, which was primarily attributable to $110.7 million in purchases of debt securities and a final $40.0 million initial payment associated with the 2017 LCA, partially offset by $9.1 million in proceeds from sales and maturities of investments.

Net cash used in investing activities for the year ended December 31, 2021 was $100.3 million, which was primarily attributable to the $100.0 million milestone payment associated with the Bioprojet License Agreement.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $6.8 million, which primarily consisted of $8.8 million in proceeds from exercised options and stock issuances offset by $2.0 million in principal payments associated with the Blackstone Credit Agreement.

Net cash provided by financing activities for the year ended December 31, 2021 was $7.4 million, which primarily consisted of $190.9 million in proceeds associated with the Blackstone Credit Agreement, net of issuance costs, and $29.7 million in proceeds associated with issuance of common stock to Blackstone, net of issuance costs. These proceeds were partially offset by $222.0 million in payments of principal and exit fees associated with the extinguishment of the OrbiMed Credit Agreement, $0.9 million in proceeds from exercised options and $0.5 million in principal payments associated with the Blackstone Credit Agreement.

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

Significant estimates include assumptions used in the determination of the amount of revenue recognized on sales of WAKIX, our costs incurred under services type agreements related to the performance of research and development activities, and the measurement of compensation expense pursuant to stock-based awards. We base our estimates on contractual terms, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those under GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our accounting policies are more fully described in Note 3 to our consolidated financial statements included herein under “Part II—Item 8. Financial Statements and Supplementary Data.”, we believe the following are the critical accounting policies used in the preparation of our consolidated financial statements that require significant estimates and judgments.

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

Product Sales, Net

We recognize revenue on sales of WAKIX when the customer obtains control of the product, which occurs at a point in time, typically upon delivery. Product revenues are recorded at the product’s list price, net of reserves for variable consideration that are offered within contracts between us and our customers, payors, and other indirect customers relating to the sale of WAKIX. Components of variable consideration include government (as detailed below) and commercial rebates, commercial co-payment assistance program transactions and distribution service fees. These deductions are based on the amounts earned, or to be claimed on the related sales, and are classified as a current liability or reduction of receivables.

Government Contracts

We have entered into contracts (i) to participate in the Medicaid Drug Rebate Program and the Medicare Part D program, and (ii) to sell to the U.S. Department of Veterans Affairs, 340b entities and other government agencies, or government payors, so that WAKIX will be eligible for purchase by, in partial or full reimbursement from, such government payors. We record reserves for rebates due pursuant to these contracts as a reduction of revenue in the same period in which the revenue is recognized. The liability for government rebates is included in accrued expenses in our consolidated balance sheet.

We estimate rebates due pursuant to government contracts based upon our historical payment and payor mix trends, information obtained from third parties estimating current payor mix, the government-mandated discounts applicable to government-funded programs, as well as information obtained from our customers. The liability for these government rebates consists of estimates of claims for WAKIX dispensed in the current period, plus an estimate for product which has shipped and has been recognized as revenue but remains in the distribution channel at the end of a reporting period.

Research and Development Expenses

We base our expenses for research and development services rendered on estimates of the services received and efforts expended pursuant to quotes, contracts and communicating with our vendors. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payments. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort is materially different from our estimates, we adjust the accrual or amount of prepaid or accrued expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of research and development expenses.

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

Deferred tax assets may be reduced by a valuation allowance if, based on all available evidence, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management judgment is required in determining the period in which a reversal of a valuation allowance should occur. We are required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income among other items, in determining whether a full or partial release of its valuation allowance is required. During the year ended December 31, 2022, in part because in the current year we achieved three years of cumulative pretax income, which is a positive indication of the Company’s ability to generate sufficient future taxable income, we determined that there was sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes are realizable and, therefore, released the valuation allowance accordingly. Our accounting for deferred tax consequences represents the best estimate of those future events. We present deferred income taxes on the Consolidated Balance Sheet on a jurisdictional basis as either a net noncurrent asset or liability.

We record liabilities for uncertain tax positions based on a two-step approach. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based solely on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have less than a 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of the approach of measuring the benefit (expense) to be recorded. The actual benefits (expense) ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the statement of income and balance sheet in the period in which such changes occur. As of December 31, 2022, we did not have any liabilities for unrecognized tax positions. As it relates to any interest and penalties associated with any uncertain tax positions, our position is to include those interest and penalties as a component of income tax expense.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements included herein under “Part II—Item 8. Financial Statements and Supplementary Data.” for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. We invest a portion of our cash in investment-grade, interest-bearing securities. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize total return. In order to achieve these objectives, we invest in money market funds, U.S. government and agency securities, corporate bonds and commercial paper in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A-2/P-2/F2 from at least two National Recognized Statistical Rating Organizations. We do not have any direct investments in asset-backed securities, collateralized debt or loan obligations, or structured investment vehicles. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Based on our $286.9 million of investments in money market funds, U.S. treasury notes, corporate bonds and municipal obligations as of December 31, 2022, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of December 31, 2022, we had $197.5 million in borrowings outstanding. The Initial Term Loan bears interest at an interest rate equal to LIBOR (subject to a 1.00% floor) plus 6.50%. Based on the $197.5 million of principal outstanding as of December 31, 2022, an immediate 10% change in the LIBOR would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the years ended December 31, 2022 and 2021.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Harmony Biosciences Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Harmony Biosciences Holdings, Inc. and subsidiary (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, effective January 1, 2021, the Company adopted FASB Accounting Standards Update 2016-02, Leases (Topic 842), using the modified retrospective approach which does not require prior periods to be restated.

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

Rebate Accrual for Medicaid – Refer to “Note 3-Product Sales, Net” to the financial statements

Critical Audit Matter Description

As more fully disclosed in Note 3 to the financial statements, the Company recognizes revenue on sales of WAKIX when the customer obtains control of the product, which occurs at a point in time, typically upon delivery. Product revenues are recorded at the product’s wholesale acquisition costs, net of applicable reserves for variable consideration that are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the sale of WAKIX. Components of variable consideration include government and commercial contracts, commercial co-payment assistance program transactions, and distribution service fees.

The rebate provision and related liability related to the Medicaid Drug Rebate Program (the “Medicaid rebate accrual”) involves the use of significant assumptions and judgments in the Company’s calculation. These significant assumptions and judgements include consideration of legal interpretations of applicable laws and regulations, historical claims experience, payer channel mix, current contract prices, unbilled claims, claims submission time lags, and inventory levels in the distribution channel.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 21, 2023

We have served as the Company’s auditor since 2017

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$243,784	$234,309
Investments, short-term	79,331	—
Trade receivables, net	54,740	34,843
Inventory, net	4,297	4,432
Prepaid expenses	9,347	7,637
Other current assets	8,786	3,218
Total current assets	400,285	284,439
NONCURRENT ASSETS:
Property and equipment, net	573	820
Restricted cash	750	750
Investments, long-term	22,568	—
Intangible assets, net	160,953	143,919
Deferred tax asset	85,943	—
Other noncurrent assets	2,798	3,515
Total noncurrent assets	273,585	149,004
TOTAL ASSETS	$673,870	$433,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$3,786	$1,001
Accrued compensation	11,532	9,165
Accrued expenses	59,942	40,249
Current portion of long-term debt	2,000	2,000
Other current liabilities	1,624	1,360
Total current liabilities	78,884	53,775
NONCURRENT LIABILITIES:
Long-term debt, net	189,647	189,984
Other noncurrent liabilities	2,501	3,177
Total noncurrent liabilities	192,148	193,161
TOTAL LIABILITIES	271,032	246,936
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock—$0.00001 par value; 500,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; 59,615,731 shares and 58,825,769 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1	1
Additional paid in capital	675,118	640,104
Accumulated other comprehensive income (loss)	(151)	—
Accumulated deficit	(272,130)	(453,598)
TOTAL STOCKHOLDERS’ EQUITY	402,838	186,507
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$673,870	$433,443

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Net product revenues	$437,855	$305,440	$159,742
Cost of product sold	83,481	55,518	27,738
Gross profit	354,374	249,922	132,004
Operating expenses:
Research and development	70,886	30,367	19,448
Sales and marketing	79,285	68,118	55,824
General and administrative	84,017	63,909	39,746
Total operating expenses	234,188	162,394	115,018
Operating income	120,186	87,528	16,986
Loss on debt extinguishment	—	(26,146)	(22,639)
Other expense (income), net	169	16	(3,071)
Interest expense, net	(15,669)	(23,970)	(28,220)
Income (loss) before income taxes	104,686	37,428	(36,944)
Income tax benefit (expense)	76,782	(2,831)	—
Net income (loss)	$181,468	$34,597	$(36,944)
Unrealized loss on investments	(151)	—	—
Comprehensive income	$181,317	$34,597	$(36,944)

Net income (loss)	$181,468	$34,597	$(36,944)
Accumulation of dividends on preferred stock	—	—	(26,904)
Net income (loss) available to common stockholders	$181,468	$34,597	$(63,848)
EARNINGS PER SHARE:
Basic	$3.07	$0.60	$(2.48)
Diluted	$2.97	$0.58	$(2.48)
Weighted average number of shares of common stock - basic	59,173,121	57,531,540	25,772,419
Weighted average number of shares of common stock - diluted	61,097,045	59,205,213	25,772,419

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (In thousands, except share and per share data)

	Convertible Preferred					Accumulated		Total
	Stock				Additional	other		stockholders’
	Series A, B, & C		Common Stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares (1)	Amount	capital	income (loss)	deficit	(deficit)
Balance as of December 31, 2019	318,510,205	411,275	7,787,470	—	—	—	(422,862)	(422,862)
Net loss	—	—	—	—	—	—	(36,944)	(36,944)
Preferred stock dividend, Series A	—	22,780	—	—	(1,048)	—	(21,732)	(22,780)
Preferred stock accretion, Series A	—	5,562	—	—	(3,572)	—	(1,990)	(5,562)
Preferred stock dividend, Series B	—	777	—	—	1	—	(778)	(777)
Preferred stock accretion, Series B	—	53	—	—	(37)	—	(16)	(53)
Preferred stock dividend, Series C	—	3,347	—	—	—	—	(3,347)	(3,347)
Preferred stock accretion, Series C	—	921	—	—	(563)	—	(359)	(922)
Issuance of stock upon initial public offering, net of issuance costs	—	—	6,151,162	—	135,435	—	—	135,435
Conversion of Series A, B, C convertible stock to common stock	(318,510,205)	(444,715)	42,926,630	1	444,715	—	—	444,716
Reclassification of warrant liability to equity	—	—	—	—	5,468	—	—	5,468
Exercise of stock options	—	—	37,947	—	299	—	—	299
Stock-based compensation	—	—	—	—	4,693	—	—	4,693
Repurchase and cancellation of common units	—	—	(12,175)	—	—	—	(167)	(167)
Repurchase and cancellation of common units withheld for taxes	—	—	(465)	—	(17)	—	—	(17)
Balance as of December 31, 2020	—	$—	56,890,569	$1	$585,374	$—	$(488,195)	$97,180
Net income	—	—	—	—	—	—	34,597	34,597
Issuance of common stock	—	—	1,270,462	—	29,700	—	—	29,700
Exercise of options	—	—	664,738	—	9,371	—	—	9,371
Stock-based compensation	—	—	—	—	15,659	—	—	15,659
Balance as of December 31, 2021	—	$—	58,825,769	$1	$640,104	$—	$(453,598)	$186,507
Net income	—	—	—	—	—	—	181,468	181,468
Unrealized loss on investments	—	—	—	—	—	(151)	—	(151)
Issuance of common stock	—	—	8,050	—	408	—	—	408
Exercise of options	—	—	781,912	—	8,433	—	—	8,433
Stock-based compensation	—	—	—	—	26,173	—	—	26,173
Balance as of December 31, 2022	—	$—	59,615,731	$1	$675,118	$(151)	$(272,130)	$402,838

(1)	Common stock of Harmony Biosciences Holdings, Inc.

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$181,468	$34,597	$(36,944)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	419	416	394
Intangible amortization	22,966	18,424	9,843
Acquired in-process research & development (IPR&D) expense	—	—	2,000
Stock-based and employee stock purchase compensation expense	26,173	15,659	4,693
Stock appreciation rights market adjustment	732	446	497
Warrant expense	—	—	3,109
Debt issuance costs amortization	1,663	2,238	2,412
Deferred taxes	(85,943)	—	—
Amortization of premiums and accretion of discounts on Investment securities	(432)	—	—
Loss on debt extinguishment	—	26,146	22,639
Other non-cash expenses	1,526	—	—
Change in operating assets and liabilities:
Trade receivables	(19,897)	(12,667)	(17,922)
Inventory	135	(609)	(2,735)
Prepaid expenses and other assets	(7,548)	(1,655)	(5,774)
Trade payables	2,785	(1,555)	(3,804)
Accrued expenses and other current liabilities	20,570	17,263	18,450
Other non-current liabilities	(151)	(146)	157
Net cash provided by operating activities	144,466	98,557	(2,985)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(110,729)	—
Proceeds from maturities and sales of investment securities	9,069	—
Purchase of property and equipment	(172)	(298)	(2)
Milestone payments	(40,000)	(100,000)	(2,000)
Net cash used in investing activities	(141,832)	(100,298)	(2,002)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering	—	—	147,628
Initial public offering issuance costs	—	—	(12,193)
Proceeds from issuance of common stock	—	30,000	—
Common stock issuance costs	—	(300)	—
Proceeds from long term debt	—	200,000	200,000
Debt issuance costs	—	(9,152)	(5,804)
Extinguishment of debt	—	(200,000)	(102,538)
Extinguishment of debt exit fees	—	(22,000)	(18,047)
Principal repayment of long term debt	(2,000)	(500)	—
Proceeds from exercised options	8,841	9,371	299
Repurchase of common stock	—	—	(167)
Tax payments for employees shares withheld	—	—	(17)
Net cash provided by financing activities	6,841	7,419	209,161
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	9,475	5,678	204,174
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	235,059	229,381	25,207
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$244,534	$235,059	229,381
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$16,364	$19,830	$26,203
Cash paid during the year for taxes	12,645	2,875	—
Supplemental Disclosures of Noncash Investing and Financing Activities:
Series A Preferred Stock accrued return	—	—	22,780
Series A accretion of issuance costs	—	—	5,562
Series B Preferred Stock accrued return	—	—	777
Series B accretion of issuance costs	—	—	53
Series C Preferred Stock accrued return	—	—	3,347
Series C accretion of issuance costs	—	—	921
Warrant financing	—	—	2,359
Warrant liability reclassified to equity	—	—	5,468

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company

Harmony Biosciences Holdings, Inc., and its consolidated subsidiary (the “Company”) was founded in July 2017 as Harmony Biosciences II, LLC, a Delaware limited liability company. The Company converted to a Delaware corporation named Harmony Biosciences II, Inc. in September 2017 and, in February 2020, the Company changed its name to Harmony Biosciences Holdings, Inc. The Company’s operations are conducted in its wholly owned subsidiary, Harmony Biosciences, LLC (“Harmony”), which was formed in May 2017. The Company is a commercial-stage pharmaceutical company focused on developing and commercializing innovative therapies for patients living with rare neurological disorders as well as patients living with other neurological diseases who have unmet medical needs. The Company is headquartered in Plymouth Meeting, Pennsylvania.

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

2. LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $272,130 and $453,598, as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had cash, cash equivalents, restricted cash and investments of $ 346,433.

The Company believes that its existing cash, cash equivalents and investments on hand as of December 31, 2022, as well as additional cash generated from operating and financing activities will meet its operational liquidity needs and fund its planned investing activities for the next twelve months from the date of issuance of these consolidated financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany accounts and transactions have been eliminated.

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

The Company currently has one commercially approved product, WAKIX, and there can be no assurance that the Company’s research and development efforts will result in successfully commercialized products in addition to WAKIX. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and consultants and obtaining and protecting intellectual property.

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

Fair Value of Financial Instruments

The Company’s consolidated financial statements include cash, cash equivalents, accounts payable, and accrued liabilities, all of which are short term in nature and, accordingly, approximate fair value. Additionally, prior to the IPO, the Company’s consolidated financial statements included a warrant liability that was carried at fair value and was re-measured at each balance sheet date until it would be exercised or expired. In connection with the IPO, the Warrants were re-evaluated under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, and reclassified to equity. See Note 16 for a further discussion of the warrants.

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

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of December 31, 2022 or December 31, 2021.

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

	As of
	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$243,784	$234,309
Restricted cash	750	750
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$244,534	$235,059

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

Concentrations of Risk

Substantially all of the Company’s cash and money market funds are held in two financial institutions. Due to their size, the Company believes these financial institutions represent minimal credit risk. Deposits may exceed the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation for U.S. institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company believes that it is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

The Company is also subject to credit risk from its trade receivables related to its product sales. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. The Company monitors its exposure within accounts receivable and would record a reserve against uncollectible accounts receivable if necessary. As of December 31, 2022, three customers accounted for 100% of gross accounts receivable, Caremark LLC (“CVS Caremark”), which accounted for 41% of gross accounts receivable; Accredo Health Group, Inc. (“Accredo”), which accounted for 35% of gross accounts receivable; and PANTHERx Specialty Pharmacy LLC (“Pantherx”), which accounted for 24% of gross accounts receivable. As of December 31, 2021, three customers accounted for 100% of gross accounts receivable; Accredo, which accounted for 40% of gross accounts receivable, Pantherx, which accounted for 31% of gross accounts receivable and CVS Caremark, which accounted for 29% of gross accounts receivable.

For the year ended December 31, 2022, three customers accounted for 100% of gross product revenues; CVS Caremark accounted for 42% of gross product revenues; Pantherx accounted for 29% of gross product revenues; and Accredo accounted for 29% of gross product revenues. For the year ended December 31, 2021, three customers accounted for 100% of gross product revenues; CVS Caremark accounted for 36% of gross product revenues; Pantherx accounted for 35% of gross product revenues; and Accredo accounted for 29% of gross product revenues. For the year ended December 31, 2020, three customers accounted for 100% of gross product revenues; CVS Caremark accounted for 40% of gross product revenues; Pantherx accounted for 33% of gross products revenues; and Accredo accounted for 27% of gross product revenues.

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

We may capitalize inventory costs associated with products prior to regulatory approval when future commercialization is probable. otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and ten years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. The Company’s leasehold improvements primarily relate to its corporate headquarters in Plymouth Meeting, PA, and are generally being depreciated through the end of the lease term in May 2024. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations and comprehensive income (loss) in the period realized.

Intangible Assets

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

Product Sales, Net

We recognize revenue on sales of WAKIX when the customer obtains control of the product, which occurs at a point in time, typically upon delivery. Product revenues are recorded at the product’s list price, net of applicable reserves for variable consideration that are offered within contracts between us and our customers, payors, and other indirect customers relating to the sale of WAKIX. Components of variable consideration include government (as detailed below) and commercial contracts, commercial co-payment assistance program transactions, and distribution service fees. These deductions are based on the amounts earned, or to be claimed on the related sales, and are classified as a current liability or reduction of receivables.

Government Contracts

We have entered into contracts (i) to participate in the Medicaid Drug Rebate Program and the Medicare Part D program, and (ii) to sell to the U.S. Department of Veterans Affairs, 340b entities and other government agencies, or government payors, so that WAKIX will be eligible for purchase by, in partial or full reimbursement from, such government payors. We record reserves for rebates due pursuant to these contracts as a reduction of revenue in the same period in which the revenue is recognized. The liability for government rebates is included in accrued expenses in our consolidated balance sheet.

We estimate rebates due pursuant to government contracts based upon our historical payment and payor mix trends, information obtained from third parties estimating current payor mix, the government-mandated discounts applicable to government-funded programs, as well as information obtained from our customers. The liability for these government rebates consists of estimates of claims for WAKIX dispensed in the current period, plus an estimate for product which has shipped and has been recognized as revenue but remains in the distribution channel at the end of a reporting period.

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

Advertising Expenses

We expensed the costs of advertising, including promotional expenses, as incurred. Advertising expenses were   $22,428, $19,558 and $13,301 for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock-Based Compensation

The Company recognizes compensation expense relating to stock-based payment transactions in operating results using a fair value measurement method, in accordance with FASB ASC 718, Compensation-Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The vesting periods have a time-based provision consisting of three to five years and expire no more than 10 years after the date of grant. Upon a change of control, certain unvested awards will immediately vest. The Company determines the fair value of stock-based awards on their grant date using the Black-Scholes option-pricing model, which uses both historical and current market data to estimate fair value. The method incorporates various assumptions, such as the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. The Company also had nonemployee stock awards subject to a performance condition that are recognized based on probable outcome of achieving future events.

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock and stock options, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per shares does not include the conversion of securities that would have an anti-dilutive effect. The basic and diluted computations of net loss per share for the Company are the same because the effects of the Company’s convertible securities would be anti-dilutive (see Note 17 for further detail).

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

Deferred tax assets may be reduced by a valuation allowance if, based on all available evidence, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management judgment is required in determining the period in which a reversal of a valuation allowance should occur. The Company is required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income among other items, in determining whether a full or partial release of its valuation allowance is required. During the year ended December 31, 2022, in part because in the current year we achieved three years of cumulative pretax income, which is a positive indication of the Company’s ability to generate sufficient future taxable income, the Company determined that there was sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes are realizable and, therefore, released the valuation allowance accordingly. Our accounting for deferred tax consequences represents the best estimate of those future events. The Company presents deferred income taxes on the Consolidated Balance Sheet on a jurisdictional basis as either a net noncurrent asset or liability.

The Company recognizes the effect of income tax positions only if those positions are more likely than not sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. At December 31, 2022 and 2021, the Company did not have any unrecognized uncertain tax positions. The Company’s policy is to include any interest and penalties as a component of income tax expense.

Recently Issued Accounting Pronouncements

ASU 2020-04, Reference Rate Reform (Topic 848). In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and could initially be applied to applicable contract modifications through December 31, 2022, which was extended to December 31, 2024 upon the FASB issuing ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference rates but does not expect a significant impact to its consolidated financial statements.

4. INVESTMENTS

The carrying value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$26,553	15	(34)	$26,534
Corporate debt securities	49,213	9	(73)	49,149
U.S. government securities	3,658	—	(10)	3,648
Total short-term investments	$79,424	24	(117)	$79,331

Long-term:
Commercial paper	$853	1	—	$854
Corporate debt securities	21,516	11	(68)	21,459
U.S. government securities	257	—	(2)	255
Total long-term investments	$22,626	12	(70)	$22,568

The Company classifies investments with an original maturity of less than one year as current and investments with an original maturity date of greater than one year as noncurrent on its consolidated balance sheet. The investments classified as noncurrent have original maturity dates ranging from 1-2 years.

5. FAIR VALUE MEASUREMENTS

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of December 31, 2022 or December 31, 2021.

The Company’s assets measured at fair value consisted of the following:

	December 31, 2022			December 31, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$184,977	184,977	—	$156,782	156,782	—
Commercial paper	27,388	—	27,388	—	—	—
Corporate debt securities	70,608	—	70,608	—	—	—
U.S. government securities	3,903	—	3,903	—	—	—
Total	$286,876	184,977	101,899	$156,782	156,782	—

The Company estimated the fair value of the warrant liability using the Black-Scholes option-pricing model at each balance sheet date or when specific events occurred. As discussed in Note 16, in connection with the Company’s IPO the warrant fair value was updated on August 19, 2020 with the change in fair value recorded in current period earnings as other expense in the consolidated statement of operations and reclassified to equity. During the year ended December 31, 2020, a loss of $3,109 was recorded in other expense in the consolidated statements of operations due to the change in the fair value of the warrant liability.

The range of assumptions used to determine the fair value of the warrant liability through August 19, 2020 were as follows:

Dividend yield	0.0%
Expected volatility	54.2% - 68.8%
Risk-free interest rate	0.17% - 1.56%
Lack of marketability discount	0.0%
Expected term (years)	1 - 4.5

6. INVENTORY

Inventory, net consisted of the following:

	As of
	December 31,	December 31,
	2022	2021
Raw materials	$838	$986
Work in process	1,513	1,787
Finished goods	2,565	2,108
Inventory, gross	4,916	4,881
Reserve for excess inventory	(619)	(449)
Total inventory, net	$4,297	$4,432

7. INTANGIBLE ASSETS

In August 2019, the Company received FDA approval of WAKIX® (pitolisant) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 under the provisions of the 2017 LCA (defined below) which the Company capitalized as an intangible asset. The Company determined a useful life of 10 years for such intangible asset, and, as of December 31, 2022 the remaining useful life was 6.8 years.

In October 2020, the Company received FDA approval for the New Drug Application (“NDA”) for WAKIX® for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for such intangible asset, and, as of December 31, 2022 the remaining useful life was 6.8 years.

In February 2022, the Company attained $500,000 in life-to-date aggregate net sales of WAKIX in the United States. This event triggered a final $40,000 payment under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in March of 2022. The Company determined a useful life of 7.6 years for such intangible asset, and, as of December 31, 2022, the remaining useful life was 6.8 years.

Amortization expense was $22,966, $18,424 and $9,843 for the years ended December 31, 2022, 2021 and 2020, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

The Company expects the future annual amortization expense for the unamortized intangible assets to be as follows:

Years ending December 31,
2023	$23,845
2024	23,845
2025	23,845
2026	23,845
2027	23,845
Thereafter	41,728
Total	$160,953

The gross carrying amount and net book value of the intangible asset is as follows:

	As of
	December 31,	December 31,
	2022	2021
Gross Carrying Amount	$215,000	$175,000
Accumulated Amortization	(54,047)	(31,081)
Net Book Value	$160,953	$143,919

8. LICENSE AGREEMENTS AND ASSET PURCHASE AGREEMENTS

In July 2017, Harmony entered into a License Agreement (the “2017 LCA”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby Harmony acquired the exclusive right to commercialize the pharmaceutical compound pitolisant for the treatment, and/or prevention, of narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, and Parkinson’s disease as well as any other indications unanimously agreed by the parties in the United States and its territories. A milestone payment of $50,000 was due upon acceptance by the FDA of pitolisant’s NDA, which was achieved in February 2019 and was expensed within research and development for the year ended December 31, 2019. A milestone payment of $77,000, which included a $2,000 fee that is described below, was due upon FDA approval of WAKIX (pitolisant) for treatment of EDS in adult patients with narcolepsy, which was achieved in August 2019. The $2,000 payment and $75,000 milestone payment were paid in August and November 2019, respectively. In addition, a milestone payment of $102,000, which included a $2,000 fee was due upon the FDA approval of the NDA for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. The $2,000 payment was paid in October 2020 and a $100,000 milestone payment was paid in January 2021. A final $40,000 milestone payment was paid to Bioprojet in March 2022 upon WAKIX attaining $500,000 in aggregate net sales in the United States. The 2017 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales, which is payable to Bioprojet on a quarterly basis. The Company incurred $77,107, $50,957 and $25,580 for the years ended December 31, 2022, 2021 and 2020, respectively, for sales-based, trademark and tiered royalties recognized as cost of product sold. As of December 31, 2022 and 2021, the Company had accrued $25,367 and $16,396, respectively, for sales-based, trademark and tiered royalties.

On July 31, 2022, Harmony entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby Harmony obtained exclusive rights to manufacture, use and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon agreement of both parties. Harmony paid an initial, non-refundable $30,000 licensing fee in October 2022 and additional payments of up to $155,000 are potentially due under the 2022 LCA upon the achievement of certain future development and sales-based milestones. In addition, there are other payments due upon achievement of development milestones for new indications and formulations as agreed upon by both parties. The 2022 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales upon commercialization, which will be payable to Bioprojet on a quarterly basis. Upon the closing of the 2022 LCA on September 28, 2022, the $30,000 licensing fee was recorded in research and development within the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2022.

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

9. ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	December 31,	December 31,
	2022	2021
Royalties due to third parties	$25,367	$16,396
Rebates and other sales deductions	27,860	17,141
Interest	3,286	2,125
Selling and marketing	1,135	1,983
Research and development	358	658
Professional fees, consulting, and other services	1,163	1,645
Other expenses	773	301
	$59,942	$40,249

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

Net cash received from the Initial Term Loan was $191,849, net of debt issuance costs of $8,151. The debt issuance costs related to the Initial Term Loan are being amortized as additional interest expense over the five-year loan term of the Blackstone Credit Agreement. In addition, the Company paid $1,000 in debt issuance costs relating the DDTL, which are recorded in other current assets within the consolidated balance sheet. The fair value of the Initial Term Loan as of December 31, 2022 was $155,198.

OrbiMed Credit Agreement

In January 2020, the Company entered into a credit agreement with OrbiMed for an aggregate amount of $200,000 (the “OrbiMed Loan”), with a maturity date of January 2026. Borrowings under the OrbiMed Loan were collateralized by all of the Company’s assets, excluding the intellectual property licensed through the License Agreement. The OrbiMed Loan had an interest rate equal to the sum of (i) the greater of (a) 1-month LIBOR or (b) 2.00% per annum, plus (ii) 11.00% per annum, paid in cash monthly in arrears on the last day of each month starting in January 2020. At the time of prepayment or repayment of all or any portion of the principal of the OrbiMed Loan, the Company was required to pay an exit fee of 7.0% of the principal amount of the OrbiMed Loan prepaid, repaid, or required to be prepaid or repaid. The Company recorded the exit fee as a liability and debt discount at the origination of the term loan.

In connection with the OrbiMed Loan, the Company extinguished its $200,000 multi-draw loan agreement with CRG Servicing LLC (the “CRG Loan”), which required a payoff amount of $120,893 consisting of principal repayment, interest, and exit fees. In connection with extinguishment of the CRG Loan, the Company recognized a loss on extinguishment of $22,639 within the Company’s consolidated statement of operations for the year ended December 31, 2020.

In connection with the Blackstone Credit Agreement, the Company extinguished the OrbiMed Loan, which required a payoff amount of $222,666 consisting of principal repayment, interest, exit fees and a prepayment premium. The Company recognized a loss on extinguishment of $26,146 relating to the OrbiMed Loan within the Company’s consolidated statement of operation for the year ended December 31, 2021.

Long-term debt, net consists of the following:

	December 31,	December 31,
	2022	2021
Liability component - principal	$197,500	$199,500
Unamortized debt discount associated with debt financing costs	(5,853)	(7,516)
Liability component - net carrying value	191,647	191,984
Less current portion	(2,000)	(2,000)
Long-term debt, net	$189,647	$189,984

Future minimum payments relating to long term debt, net as of December 31, 2022 for the periods indicated below consists of the following:

Years ending December 31,
2023	$2,000
2024	20,000
2025	20,000
2026	155,500
2027	—
Thereafter	—
Total	$197,500

Interest expense related to the Company’s long term debt, net, is included in interest expense, net in the consolidated statements of operations and comprehensive income (loss) and consists of the following:

	Year Ended
	December 31,
	2022	2021	2020
Interest on principal balance	$17,132	$21,955	$26,203
Amortization of deferred financing costs	1,663	2,238	2,412
Total term loan interest expense	$18,795	$24,193	$28,615

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

The company recorded operating lease costs of $1,526 and $1,197 for the years ended December 31, 2022 and 2021, respectively, and recorded rent expense of $686 for the year ended December 31, 2020.

As of December 31, 2022, the weighted-average remaining lease term for operating leases was 1.6 years and the weighted-average discount rate for operating leases was 3.8%.

Supplemental balance sheet information related to operating leases was as follows:

Leases	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	Other noncurrent assets	$2,312	$3,298
Liabilities
Operating lease liability, current portion	Other current liabilities	$1,614	$1,527
Operating lease liability, long-term	Other long-term liabilities	975	2,233
Total operating lease liabilities		$2,589	$3,760

Supplemental cash flow information related to operating leases was as follows:

	December 31, 2022	December 31, 2021
Operating cash flows from operating leases	$1,716	$1,126
Right of use assets obtained in exchange for operating lease obligations (1)	$485	$4,480
(1)	Including the balance recognized on January 1, 2021, upon adoption of ASU No. 2016-02.

Future payments under noncancelable operating leases with initial terms of one year or more as of December 31, 2022 consisted of the following:

Years ending December 31,
2023	$1,679
2024	958
2025	34
2026	—
2027	—
Thereafter	—
Total lease payments	2,671
Less: imputed interest	(82)
Total lease liabilities	$2,589

12. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to claims and suits arising in the ordinary course of business. The Company accrues such liabilities when they are known, if they are deemed probable and can be reasonably estimated. As of December 31, 2022, there were no material claims or suits outstanding.

13. CONVERTIBLE PREFERRED STOCK

Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into shares of common stock and the accrued dividend payable to holders of the convertible preferred stock was paid out in shares of common stock, resulting in a total of 42,926,630 shares of common stock issued to former holders of the Company’s convertible preferred stock.

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

14. STOCKHOLDERS’ EQUITY

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

In September 2021, the Company issued 221,511 shares of common stock in connection with the OrbiMed warrant (see Note 16).

15. STOCK INCENTIVE PLAN AND STOCK-BASED COMPENSATION

2020 Stock Incentive Plan

In August 2020, the Company adopted, and its stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”), in order to facilitate the grant of cash and equity incentives to directors, employees (including the Company’s named executive officers) and consultants of the Company and its subsidiaries. The 2020 Plan provides for the grant of stock options, including incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”), SARs, restricted stock, dividend equivalents, restricted stock units (“RSUs”) and other stock or cash-based awards.

Stock options and stock appreciation rights under the 2020 Plan have a 10-year contractual term and vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). RSUs vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). As of December 31, 2022, there were 4,746,884 shares of common stock available for issuance under the 2020 Plan. The number of shares that may be issued under the 2020 Plan will automatically increase on January 1 of each year in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors.

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

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2022:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2021	5,716,597	$22.53	8.09
Awards issued	1,719,579	$49.52
Awards exercised	(761,414)	$10.27
Awards forfeited	(213,815)	$30.46
Awards outstanding—December 31, 2022	6,460,947	$30.90	7.86

Stock Appreciation Rights

The following table summarizes SARs activity for the year ended December 31, 2022:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2021	49,294	$9.24	7.29
Awards issued	—	$—
Awards exercised	(3,651)	$8.22
Awards forfeited	(2,435)	$8.22
Awards outstanding—December 31, 2022	43,208	$9.38	6.32

Restricted Stock Units

The following table summarizes RSU activity for the year ended December 31, 2022:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2021	60,000	$29.03	9.24
Awards issued	—	$—
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—December 31, 2022	60,000	$29.03	8.24

As of December 31, 2022 and 2021, stock awards issued under the 2017 and 2020 Plans of 1,818,045 and 1,285,432 common shares, respectively, were vested.

Value of Stock Options and SARs

The Company values options and SARs using the Black-Scholes option-pricing model. The Company lacks sufficient historical company-specific volatility information. Therefore, the Company estimates expected stock volatility based on historical volatility of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-

vanilla” options. For SARs, the expected term is based upon the weighting of certain future events. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for the time periods approximately equal to the expected term of the award. An expected dividend yield of 0% is based on the fact that the Company has never paid cash dividends and does not expect to do so in the foreseeable future.

The assumptions used to value the awards are summarized in the following table.

	As of
	December 31,	December 31,	December 31,
	2022	2021	2020
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	72.57 - 77.08%	60.00%	55.00 - 95.80%
Risk-free interest rate	1.99 - 4.05%	0.66 - 1.44%	0.32 - 0.56%
Lack of marketability discount	0.00%	0.00%	0.00 - 20.48%
Expected term (years)	3.1 - 6.3	4.1 - 6.3	5.4 - 6.5

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted average per share fair value of awards issued under the 2017 Plan and the 2020 Plan was $18.88, $12.82 and $10.06 in 2022, 2021 and 2020, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense was $26,905, $16,105 and $5,190 for the years ended December 31, 2022, 2021 and 2020, respectively, and is recorded in the consolidated statements of operations and comprehensive income (loss) in the following line items:

	Year Ended December 31,
	2022	2021	2020
Research and development expense	$2,614	$2,121	$586
Sales and marketing expense	3,886	3,103	703
General and administrative expense	20,405	10,881	3,901
	$26,905	$16,105	$5,190

Stock-based compensation expense, net related to options and RSUs issued under the 2017 Plan and 2020 Plan is included in stockholder’s equity, and a liability for SARs is included in other non-current liabilities, in the Company’s consolidated balance sheet. As of December 31, 2022, the total unrecognized stock-based compensation expense related to options and RSUs was $83,558. Such amount will be recognized in the Company’s consolidated statement of operations over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in April  2021. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 629,805, which will automatically increase on January 1 of each year in an amount equal to the lesser of (i) 1.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For the years ended December 31, 2022 and 2021, there were 21,943 and 11,010 shares issued under the ESPP, respectively. The discount on the ESPP was $363 and $173 for the years ended December 31, 2022 and December 31, 2021, respectively, and is recorded within stock-based compensation expense.

16. WARRANTS

In connection with the OrbiMed Loan, the Company issued Warrants to OrbiMed Royalty & Credit Opportunities, LP on January 9, 2020. Pursuant to the Warrants, OrbiMed Royalty & Credit Opportunities, LP, may purchase up to 410,239 shares of the Company’s Common Stock for an initial exercise price of $16.10 at any time from the date of execution of the Warrants through the expiration date, defined within the Warrants as the earlier of (i) January 9, 2027 and (ii) the closing date of a Corporate Reorganization. The fair value of the Warrants using the Black-Scholes option-pricing model was $2,359 on January 9, 2020 and was initially recorded as a warrant liability which was included in warrant liability in the consolidated balance sheet. The portion of the OrbiMed Loan proceeds allocated to the warrant liability resulted in a debt discount, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the debt and is being amortized as additional interest expense over the six-year loan term of the OrbiMed Loan. In connection with the Blackstone Credit Agreement, the OrbiMed Loan was repaid in fully and the unamortized debt discount related to the Warrants was included in the loss on debt extinguishment (see Note 12). In September 2021, OrbiMed exercised its option to purchase shares of the Company’s common stock pursuant to the Warrants, which resulted in the net settlement of 221,511 shares of the Company’s common stock issued to OrbiMed.

In connection with the IPO, the financial instrument underlying the warrants was converted from the Company’s Series C Preferred Stock to the Company’s Common Stock. As a result of this conversion the Warrants were re-evaluated under ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging and reclassified to equity.

17. EARNINGS PER SHARE

Basic earnings per share is calculated by diving net income by the weighted average number of shares of common stock outstanding. For the years ended December 31, 2022 and 2021, respectively, the Company calculated Diluted net income per common share is computed under the treasury stock method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, stock appreciation rights and restricted stock units.

For the year ended December 31, 2020, the Company used the two-class method to compute net loss per common share because the Company has issued securities (convertible preferred stock) that entitled the holder to participate in dividends and earnings of the Company. Under this method, net income is reduced by the amount of any dividends earned and the accretion of convertible preferred stock to its redemption value during the period. The remaining earnings (undistributed earnings) are allocated to common stock and each series of convertible preferred stock to the extent that each preferred security may share in the earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses.

The Company reported a net loss for the year ended December 31, 2020, and the weighted average number of shares utilized for basic and diluted net loss per share attributable to common stockholders are the same for this period because all convertible preferred stock and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact. Additionally, the fair value adjustment for the warrants was excluded from the computation of diluted net loss for the year ended December 31, 2020 since the additional income would have an antidilutive impact.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2022	2021	2020
Numerator
Net income (loss)	$181,468	$34,597	$(36,944)
Accumulation of dividends on preferred stock	—	—	(26,904)
Net income (loss) available to common shareholders	$181,468	$34,597	$(63,848)
Denominator
Net income (loss) per common share - basic	$3.07	$0.60	$(2.48)
Net income (loss) per common share - diluted	$2.97	$0.58	$(2.48)
Weighted average number of shares of common stock - basic	59,173,121	57,531,540	25,772,419
Weighted average number of shares of common stock - diluted	61,097,045	59,205,213	25,772,419

Securities outstanding that were included in the computation above, utilizing the treasury stock method are as follows:

	Year Ended December 31,
	2022	2021	2020
Stock options, SARs, and RSUs to purchase common stock	1,923,924	1,536,825	—
Warrants	—	136,848	—
Total	1,923,924	1,673,673	—

Potential common shares issuable upon conversion of preferred stock, exercise of stock options, and exercise of warrants that were excluded from the computation of diluted weighted-average shares outstanding as well as the warrant fair value adjustments excluded from the numerator are as follows:

	Year Ended December 31,
	2022	2021	2020
Stock options, SARs, and RSUs to purchase common stock	4,640,231	4,289,066	5,260,126
Convertible preferred stock	—	—	—
Warrants	—	—	410,239
Total	4,640,231	4,289,066	5,670,365

Adjustment for warrants	$—	$—	$3,109

18. INCOME TAXES

Details of the provision for income taxes consist of the following:

	Year Ended December 31,
	2022	2021	2020
Federal	$10,011	$6,487	$(6,416)
State	9,573	2,852	4,198
Valuation allowance	(96,366)	(6,508)	2,218
	$(76,782)	$2,831	$—
Current	$9,161	$2,831	$—
Deferred	10,423	6,508	(2,218)
Valuation allowance	(96,366)	(6,508)	2,218
Total	$(76,782)	$2,831	$—

The reasons for the difference between the statutory federal income tax rate and the Company’s effective income tax rate as of December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Federal income tax rate	21.0%	21.0%	21.0%
Stock-based compensation	(4.9)	(2.3)	—
State taxes	(14.1)	6.4	(11.4)
Credits	(4.8)	—	—
Other	(0.3)	(0.2)	(3.6)
Valuation allowance	(70.2)	(17.3)	(6.0)
Total	(73.3)%	7.6%	—%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021, are as follows:

	As of December 31,
	2022		2021
	Assets	Liabilities	Assets	Liabilities
Acquired in-process research and development	$45,938	$—	$42,460	$—
Net operating loss carryforward	6,370	—	29,739	—
Accrued compensation	11,551	—	6,285	—
Credits	—	—	168	—
Disallowed interest	—	—	7,635	—
Lease obligations, net	71	—	123	—
Fixed assets	115	—	124	—
Inventory	6,781	—	6,294	—
Accrued rebates	7,118	—	4,564	—
Research and development	8,802	—	—	—
Other	15	818	70	1,096
Total	$86,761	818	$97,462	1,096
Net deferred tax asset	$85,943	$—	$96,366	$—
Valuation allowance	$—	$—	$(96,366)	$—
Total	$85,943	$—	$—	$—

As of December 31, 2022 and December 31, 2021, our deferred tax assets were primarily the result of acquired in-process research and development costs, operating loss carryforwards, capitalized research and development costs, disallowed interest, inventory, and accrued rebates. A valuation allowance of $96,366 was recorded against our net deferred tax asset balance as of December 31, 2021. We recorded a tax benefit of $74,474 as a discrete item in the year ended December, 2022 related to the release of a valuation allowance on certain deferred tax assets, net, which had accumulated through December 31, 2021. We also recorded a tax benefit of $21,892 as a component to our current year effective tax rate in the year ended December 31, 2022, related to deferred tax assets, net, which were utilized in the current period.

As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the year ended December 31, 2022, in part because in the current year we achieved three years of cumulative pretax income, which is a positive indication of the Company’s ability to generate sufficient future taxable income, the Company determined that there was sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes are realizable and, therefore, released the valuation allowance accordingly. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Valuation allowance at the beginning of the year	$(96,366)	$(102,874)	$(100,656)
Decreases recorded as a benefit to income tax provision	96,366	6,508	—
Increases recorded to income tax provision	—	—	(2,218)
Valuation allowance at the end of the year	$—	$(96,366)	$(102,874)

As of December 31, 2022 and 2021, the Company has approximately $0 and $98,069, respectively, of federal net operating loss ("NOL") carryforward available to offset future federal taxable income. The Company also has approximately $95,230 and $120,074 of state NOL carryforwards as of December 31, 2022 and 2021, respectively, available to offset future state taxable income. All of the Company’s tax years remain open to examination by federal and state taxing authorities. The Company’s state NOLs begin to expire in 2037. Utilization of the net operating loss carryforwards may be subject to a substantial limitation due to state provisions. These changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

As of December 31, 2022 and 2021, the Company has federal tax credits of $0 and $168, respectively.

19. RETIREMENT PLAN

The Company formed a 401(k) defined contribution savings plan (the “401(k) Plan”) in January 2021. The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees limited by the IRS-imposed maximum. Employer contributions were $1,705 and $2,479 for 2022 and 2021, respectively.

20. RELATED-PARTY TRANSACTIONS

The Company was party to a management agreement for professional services provided by a related party, Paragon. The related party is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors was the President and owner of the entity. For the years ended December 31, 2022, 2021 and 2020, the Company incurred $284, $284 and $7,384, respectively, in management fee expense and other expenses to this related party, which are included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss). The Company terminated the Management Services Agreement upon the consummation of its IPO. The Company is also party to a right of use agreement with the related party whereby it has access to and the right to use certain office space leased by the related party in Chicago, Illinois. In addition, the Company had participated in certain transactions with separate related parties that also share common ownership with the Company, primarily related to combined employee health plans. In August 2021, the Company paid a $2,300 advisory fee to Paragon in connection with the Blackstone Credit Agreement. $2,000 of this payment was recorded in debt issuance costs as a component of long-term debt, net and $300 was recorded in common stock issuance costs as a component of additional paid-in capital, within the consolidated balance sheet as of December 31, 2022. As of December 31, 2022 and 2021, there were no amounts due to or due from related parties included within the consolidated balance sheet.

21.VALUATION AND QUALIFYING ACCOUNTS – ACCOUNTS RECEIVABLE, NET

Changes in the valuation allowance for accounts receivable, net during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Allowance for distribution fees, discounts and chargebacks at the beginning of the year	$1,885	$806	$253
Additions due to current period provision	14,806	12,174	4,439
Deductions due to payment of distribution fees, discounts and chargebacks	(14,861)	(11,095)	(3,886)
Allowance for distribution fees, discounts and chargebacks at the end of the year	$1,830	$1,885	$806

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting that is included in this Annual Report on Form 10-K.

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Harmony Biosciences Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Harmony Biosciences, Inc. and subsidiary (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 21, 2023, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

February 21, 2023

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation.

The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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

(a)(3) Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of Harmony Biosciences Holdings, Inc.	8-K	August 21, 2020	3.1

3.2	Amended and Restated Bylaws.	8-K	August 21, 2020	3.2

4.1	Form of Common Stock Certificate.	S-1/A	August 6, 2020	4.1

4.3	Description of Registrant’s Securities.	10-K	March 25, 2021	4.3

10.1	Credit Agreement, dated as of August 9, 2021, among Harmony Biosciences, Inc., as Borrower, Harmony Biosciences, LLC, as Guarantor, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent.	10-Q	August 10, 2021	10.2

10.2	Pledge and Security Agreement, dated as of August 9, 2021, among Harmony Biosciences, Inc. and Harmony Biosciences, LLC, as Grantors, the Grantors from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent.	10-Q	August 10, 2021	10.3

10.3	Harmony Biosciences Holdings, Inc. 2020 Incentive Award Plan, as amended by the First Amendment to the Plan, dated March 24, 2022.				X

10.4	Form of Option Agreement under Harmony Biosciences Holdings, Inc. 2020 Incentive Award Plan.	S-8	August 21, 2020	10.3

10.5	Form of Restricted Stock Unit Agreement under Harmony Biosciences Holdings, Inc. 2020 Incentive Award Plan.	S-1/A	August 11, 2020	10.6

10.6	Harmony Biosciences Holdings, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	August 11, 2020	10.7

10.7.1	Amended and Restated Employment Agreement, dated August 11, 2020, by and between Harmony Biosciences, LLC and John C. Jacobs.	S-1/A	August 11, 2020	10.8

10.7.2	Acknowledgment and Release Agreement, dated January 20, 2023, by and between Harmony Biosciences Holdings, Inc. and John C. Jacobs.				X

10.8	Form of Indemnification Agreement between Harmony Biosciences, LLC and each director and executive officer.	S-1/A	August 11, 2020	10.12

10.9	Harmony Biosciences, LLC Separation Plan.	S-1/A	August 11, 2020	10.13

10.10	Harmony Biosciences Holdings, Inc. Amended and Restated 2017 Equity Incentive Plan.	S-1/A	August 11, 2020	10.3

10.11	Harmony Biosciences Holdings, Inc. Non- Employee Director Compensation Program.	10-Q	November 12, 2020	10.9

10.12.1	Offer Letter, dated October 10, 2017, by and between Harmony Biosciences, LLC and Jeffrey Dayno.	S-1/A	August 11, 2020	10.9

10.12.2	Promotion Letter Agreement, dated January 23, 2023, by and between Harmony Biosciences Holdings, Inc. and Jeffrey M. Dayno, M.D.				X

10.13	Offer Letter, dated September 8, 2017, by and between Harmony Biosciences, LLC and Andrew Serafin.	S-1/A	August 11, 2020	10.10

10.14	License and Commercialization Agreement, dated July 28, 2017, by and between Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.10

10.15	Amendment No. 1 to License and Commercialization Agreement, dated August 27, 2018, by and between Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.11

10.16	Trademark License Agreement, dated August 23, 2018, by and among Bioprojet Europe, Ltd., Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.12

10.17	Management Services Agreement, dated September 22, 2017, by and between Paragon Biosciences, LLC and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.13

10.18	Right of Use Agreement, dated November 1, 2019, by and between Paragon Biosciences, LLC and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.14

10.19	Second Amended and Restated Investors’ Rights Agreement, dated August 9, 2019, by and among the Registrant and the other parties thereto.	S-1	July 27, 2020	10.15

10.20	Offer Letter, dated September 7, 2017, by and between Harmony Biosciences, LLC and Jeffrey Dierks.	10-K	March 25, 2021	10.20

10.21	Confidential Separation Agreement and General Release, between Harmony Biosciences, LLC and Susan L. Drexler, dated March 4, 2021.	8-K	March 10, 2021	10.1

10.22	Employment Agreement, dated March 4, 2021, between Harmony Biosciences, LLC and Sandip Kapadia.	8-K	March 15, 2021	10.1

10.23*	Promotion Increase Award Letter to Jeffrey Dierks, dated June 9, 2021.	10-Q	August 10, 2021	10.1
21.1	List of Subsidiaries of Harmony Biosciences Holdings, Inc.				X

23.1	Consent of Independent Registered Public Accounting Firm				X

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

HARMONY BIOSCIENCES HOLDINGS, INC.

By:	/s/ Jeffrey M. Dayno
Name:	Jeffrey M. Dayno
Title:
Interim Chief Executive Officer

Date: February 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey M. Dayno	Interim Chief Executive Officer	February 21, 2023
Jeffrey M. Dayno	(Principal Executive Officer)

/s/ Sandip Kapadia	Chief Financial Officer (Principal	February 21, 2023
Sandip Kapadia	Financial Officer and Principal Accounting Officer)

/s/ Jeffrey S. Aronin	Executive Chairman of the Board	February 21, 2023
Jeffrey S. Aronin

/s/ Antonio Gracias	Director	February 21, 2023
Antonio Gracias

/s/ R. Mark Graf	Director	February 21, 2023
R. Mark Graf

/s/ Jack Bech Nielsen	Director	February 21, 2023
Jack Bech Nielsen

/s/ Juan A. Sabater	Director	February 21, 2023
Juan A. Sabater

/s/ Gary Sender	Director	February 21, 2023
Gary Sender

/s/ Linda Szyper	Director	February 21, 2023
Linda Szyper

/s/ Andreas Wicki	Director	February 21, 2023
Andreas Wicki