Form 10-Q
period 2023-09-30
Harmony Biosciences Holdings, Inc.
filed 2023-10-31
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of October 27, 2023, there were 58,571,944 shares of the registrant’s common stock, par value $0.00001 value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$324,603	$243,784
Investments, short-term	46,071	79,331
Trade receivables, net	67,264	54,740
Inventory, net	5,087	4,297
Prepaid expenses	14,269	9,347
Other current assets	5,704	8,786
Total current assets	462,998	400,285
NONCURRENT ASSETS:
Property and equipment, net	428	573
Restricted cash	250	750
Investments, long-term	67,700	22,568
Intangible assets, net	143,069	160,953
Deferred tax asset	100,485	85,943
Other noncurrent assets	2,836	2,798
Total noncurrent assets	314,768	273,585
TOTAL ASSETS	$777,766	$673,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$6,539	$3,786
Accrued compensation	10,322	11,532
Accrued expenses	72,761	59,942
Current portion of long-term debt	15,000	2,000
Other current liabilities	7,786	1,624
Total current liabilities	112,408	78,884
NONCURRENT LIABILITIES:
Long-term debt, net	182,131	189,647
Other noncurrent liabilities	1,895	2,501
Total noncurrent liabilities	184,026	192,148
TOTAL LIABILITIES	296,434	271,032
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock—$0.00001 par value; 500,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 58,571,944 shares and 59,615,731 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid in capital	651,731	675,118
Accumulated other comprehensive (loss) income	(516)	(151)
Accumulated deficit	(169,884)	(272,130)
TOTAL STOCKHOLDERS’ EQUITY	481,332	402,838
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$777,766	$673,870

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net product revenues	$160,268	$117,206	$413,610	$309,547
Cost of product sold	32,296	22,959	78,084	56,596
Gross profit	127,972	94,247	335,526	252,951
Operating expenses:
Research and development	17,499	40,548	45,757	60,794
Sales and marketing	23,418	20,467	70,518	58,210
General and administrative	22,546	21,331	67,417	61,374
Total operating expenses	63,463	82,346	183,692	180,378
Operating income	64,509	11,901	151,834	72,573
Loss on debt extinguishment	(9,766)	—	(9,766)	—
Other (expense) income, net	(5)	56	(34)	96
Interest expense, net	(2,906)	(3,990)	(8,327)	(12,086)
Income before income taxes	51,832	7,967	133,707	60,583
Income tax (expense) benefit	(13,371)	79,976	(31,461)	72,376
Net income	$38,461	$87,943	$102,246	$132,959
Unrealized income (loss) on investments	6	(149)	(365)	(178)
Comprehensive income	$38,467	$87,794	$101,881	$132,781
EARNINGS PER SHARE:
Basic	$0.64	$1.48	$1.71	$2.25
Diluted	$0.63	$1.44	$1.68	$2.18
Weighted average number of shares of common stock - basic	59,863,102	59,234,720	59,856,941	59,070,063
Weighted average number of shares of common stock - diluted	60,681,676	61,207,625	60,892,992	60,921,482

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity
Balance as of December 31, 2022	59,615,731	$1	$675,118	$(151)	$(272,130)	$402,838
Net income	—	—	—	—	102,246	102,246
Unrealized loss on investments	—	—	—	(365)	—	(365)
Repurchase of common stock	(1,439,792)	—	(50,543)	—	—	(50,543)
Exercise of options and restricted stock units	396,005	—	4,314	—	—	4,314
Stock-based compensation	—	—	22,842	—	—	22,842
Balance as of September 30, 2023	58,571,944	$1	$651,731	$(516)	$(169,884)	$481,332

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity
Balance as of June 30, 2023	59,999,658	$1	$694,038	$(522)	$(208,345)	$485,172
Net income	—	—	—	—	38,461	38,461
Unrealized loss on investments	—	—	—	6	—	6
Repurchase of common stock	(1,439,792)	—	(50,543)	—	—	(50,543)
Exercise of options	12,078	—	245	—	—	245
Stock-based compensation	—	—	7,991	—	—	7,991
Balance as of September 30, 2023	58,571,944	$1	$651,731	$(516)	$(169,884)	$481,332

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity
Balance as of December 31, 2021	58,825,769	$1	$640,104	$—	$(453,598)	$186,507
Net income	—	—	—	—	132,959	132,959
Unrealized loss on investments	—	—	—	(178)	—	(178)
Issuance of common stock	8,050	—	408	—	—	408
Exercise of stock options	470,589	—	5,275	—	—	5,275
Stock-based compensation	—	—	18,913	—	—	18,913
Balance as of September 30, 2022	59,304,408	$1	$664,700	$(178)	$(320,639)	$343,884

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity
Balance as of June 30, 2022	59,117,749	$1	$655,143	$(29)	$(408,582)	$246,533
Net income	—	—	—	—	87,943	87,943
Unrealized loss on investments	—	—	—	(149)	—	(149)
Issuance of common stock	8,050	—	408		—	408
Exercise of options	178,609	—	2,143	—	—	2,143
Stock-based compensation	—	—	7,006	—	—	7,006
Balance as of September 30, 2022	59,304,408	$1	$664,700	$(178)	$(320,639)	$343,884

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102,246	$132,959
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	350	312
Intangible amortization	17,884	17,005
Stock-based and employee stock purchase compensation expense	22,842	18,913
Stock appreciation rights market adjustment	(531)	321
Debt issuance costs amortization	2,089	1,241
Deferred taxes	(14,542)	(81,679)
Amortization of premiums and accretion of discounts on Investment securities	(2,031)	—
Loss on debt extinguishment	9,766	—
Other non-cash expenses	1,258	1,042
Change in operating assets and liabilities:
Trade receivables	(12,524)	(20,222)
Inventory	(790)	532
Prepaid expenses and other assets	(1,759)	(4,704)
Trade payables	2,753	9,048
Accrued expenses and other current liabilities	15,714	43,171
Other non-current liabilities	(3)	(151)
Net cash provided by operating activities	142,722	117,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(105,856)	(55,637)
Proceeds from maturities and sales of investment securities	95,687	872
Purchase of property and equipment	(205)	(172)
Milestone payments	—	(40,000)
Net cash used in investing activities	(10,374)	(94,937)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	408
Proceeds from long term debt	200,000	—
Debt issuance costs	(2,997)	—
Extinguishment of debt	(196,500)	—
Extinguishment of debt exit fees	(5,846)	—
Principal repayment of long term debt	(1,000)	(1,500)
Repurchase of common stock	(50,000)	—
Payments of employee withholding taxes related to stock-based awards	(514)	—
Proceeds from exercised options	4,828	5,275
Net cash (used in) provided by financing activities	(52,029)	4,183
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	80,319	27,034
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	244,534	235,059
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$324,853	$262,093
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$15,653	$11,334
Cash paid during the year for taxes	36,543	9,702

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

2. LIQUIDITY AND CAPITAL RESOURCES

The unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $169,884 and $272,130, as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the Company had cash, cash equivalents and investments of $438,374.

The Company believes that its existing cash, cash equivalents and investments on hand as of September 30, 2023, as well as additional cash generated from operating and financing activities will meet its operational liquidity needs and fund its planned investing activities for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of September 30, 2023, the unaudited condensed consolidated statements of cash flows for the three and nine months ended September 30, 2023, and 2022, and the unaudited condensed consolidated statements of operations and comprehensive income and the unaudited condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2023 and 2022, are unaudited. The balance sheet as of December 31, 2022, was derived from audited financial statements as of and for the year ended December 31, 2022. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2023, and the results of its operations and its cash flows for the three and nine months ended September 30, 2023 and 2022. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash consist of cash and, if applicable, highly liquid investments with an original maturity of three months or less when purchased, including investments in Money Market Funds and debt securities that approximate fair value. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet and the statements of cash flows.

	As of
	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$324,603	$243,784
Restricted cash	250	750
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$324,853	$244,534

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

Interest income generated from our investments and cash equivalents, which is included in interest expense, net, was $3,384 and $8,537 for the three and nine months ended September 30, 2023, respectively, compared to $828 and $1,145 for the three and nine months ended September 30, 2022, respectively.

Concentrations of Risk

Substantially all of the Company’s cash and money market funds are held in four financial institutions. Due to their size, the Company believes these financial institutions represent minimal credit risk. Deposits may exceed the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation for U.S. institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company believes that it is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

The Company is subject to credit risk from its trade receivables related to its product sales. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored, and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. The Company monitors its exposure within accounts receivable and would record a reserve against uncollectible accounts receivable if necessary. As of September 30, 2023, three customers accounted for 100% of gross accounts receivable; Caremark LLC (“CVS Caremark”), which accounted for 37% of gross accounts receivable; Accredo Health Group, Inc. (“Accredo”), which accounted for 37% of gross accounts receivable; and PANTHERx Specialty Pharmacy LLC (“Pantherx”), which accounted for 26% of gross accounts receivable. As of December 31, 2022, three customers accounted for 100% of gross accounts receivable; CVS Caremark, which accounted for 41% of gross accounts receivable, Accredo, which accounted for 35% of gross accounts receivable; and Pantherx, which accounted for 24% of gross accounts receivable.

For the nine months ended September 30, 2023, three customers accounted for 100% of gross product revenues; CVS Caremark accounted for 37% of gross product revenues; Accredo accounted for 32% of gross product revenues; and Pantherx accounted for 31% of gross product revenues. For the nine months ended September 30, 2022, three customers accounted for 100% of gross product revenues; CVS Caremark accounted for 40% of gross product revenues; Pantherx accounted for 30% of gross product revenues; and Accredo accounted for 30% of gross product revenues.

The Company depends on a single source supplier for each of its product and active pharmaceutical ingredient.

Share Repurchases

The Company accounts for share repurchases as constructive retirements, whereby it reduces common stock and additional paid-in capital by the amount of the original issuance, with any excess purchase price recorded as a reduction to retained earnings. Under this method, issued and outstanding shares of common stock are reduced by the amount of shares of common stock repurchased, and no treasury stock is recognized on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company did not adopt any new accounting pronouncements that had a material effect on its condensed consolidated financial statements during the three and nine months ended September 30, 2023.

4. INVESTMENTS

The carrying value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	September 30, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$27,717	1	(13)	$27,705
Corporate debt securities	16,456	3	(7)	16,452
U.S. government securities	1,915	—	(1)	1,914
Total short-term investments	$46,088	4	(21)	$46,071

Long-term:
Commercial paper	$1,623	—	(2)	$1,621
Corporate debt securities	39,497	14	(155)	39,356
U.S. government securities	27,079	—	(356)	26,723
Total long-term investments	$68,199	14	(513)	$67,700

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$26,553	15	(34)	$26,534
Corporate debt securities	49,213	9	(73)	49,149
U.S. government securities	3,658	—	(10)	3,648
Total short-term investments	$79,424	24	(117)	$79,331

Long-term:
Commercial paper	$853	1	—	$854
Corporate debt securities	21,516	11	(68)	21,459
U.S. government securities	257	—	(2)	255
Total long-term investments	$22,626	12	(70)	$22,568

The Company classifies investments with an original maturity of less than one year as current and investments with an original maturity date of greater than one year as noncurrent on its unaudited condensed consolidated balance sheet. The investments classified as noncurrent have original maturity dates ranging from 1-2 years. The Company did not have any available-for-sale debt security investments in a continuous unrealized loss position of greater than 12 months as of September 30, 2023 and December 31, 2022, respectively.

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

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of September 30, 2023 or December 31, 2022.

The Company’s assets measured at fair value consisted of the following:

	September 30, 2023			December 31, 2022
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$198,135	198,135	—	$184,977	184,977	—
Commercial paper	29,326	—	29,326	27,388	—	27,388
Corporate debt securities	55,808	—	55,808	70,608	—	70,608
U.S. government securities	28,637	—	28,637	3,903	—	3,903
Total	$311,906	198,135	113,771	$286,876	184,977	101,899

6. INVENTORY

Inventory, net consisted of the following:

	As of
	September 30,	December 31,
	2023	2022
Raw materials	$932	$838
Work in process	1,833	1,513
Finished goods	2,611	2,565
Inventory, gross	5,376	4,916
Reserve for excess inventory	(289)	(619)
Total inventory, net	$5,087	$4,297

7. INTANGIBLE ASSETS

In August 2019, the Company received FDA approval of WAKIX® (pitolisant) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 under the provisions of the 2017 LCA (defined below) which the Company capitalized as an intangible asset. The Company determined a useful life of 10 years for such intangible asset, and, as of September 30, 2023, the remaining useful life was 6.0 years.

In October 2020, the Company received FDA approval for the New Drug Application (“NDA”) for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for such intangible asset, and, as of September 30, 2023, the remaining useful life was 6.0 years.

In February 2022, the Company attained $500,000 in life-to-date aggregate net sales of WAKIX in the United States. This event triggered a final $40,000 payment under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in March of 2022. The Company determined a useful life of 7.6 years for such intangible asset, and, as of September 30, 2023, the remaining useful life was 6.0 years.

Amortization expense was $5,962 and $5,961 for the three months ended September 30, 2023 and 2022, respectively, and $17,884 and $17,005 for the nine months ended September 30, 2023 and 2022, respectively, and is recorded in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive income.

The Company expects the future annual amortization expense for the unamortized intangible assets to be as follows:

Years ending December 31,
2023 (Excluding the nine months ended September 30, 2023)	$5,961
2024	23,845
2025	23,845
2026	23,845
2027	23,845
Thereafter	41,728
Total	$143,069

The gross carrying amount and net book value of the intangible asset is as follows:

	As of
	September 30,	December 31,
	2023	2022
Gross Carrying Amount	$215,000	$215,000
Accumulated Amortization	(71,931)	(54,047)
Net Book Value	$143,069	$160,953

8. LICENSE AGREEMENTS AND ASSET PURCHASE AGREEMENTS

License Agreements

In July 2017, Harmony entered into a License Agreement (the “2017 LCA”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby Harmony acquired the exclusive right to commercialize the pharmaceutical compound pitolisant for the treatment, and/or prevention, of narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, and Parkinson’s disease as well as any other indications unanimously agreed by the parties in the United States and its territories. A milestone payment of $50,000 was due upon acceptance by the FDA of pitolisant’s NDA, which was achieved in February 2019 and was expensed within research and development for the year ended December 31, 2019. A milestone payment of $77,000, which included a $2,000 fee that is described below, was due upon FDA approval of WAKIX (pitolisant) for treatment of EDS in adult patients with narcolepsy, which was achieved in August 2019. The $2,000 payment and $75,000 milestone payment were paid in August and November 2019, respectively. In addition, a milestone payment of $102,000, which included a $2,000 fee was due upon the FDA approval of the NDA for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. The $2,000 payment was paid in October 2020 and a $100,000 milestone payment was paid in January 2021. A final $40,000 milestone payment was paid to Bioprojet in March 2022 upon WAKIX attaining $500,000 in aggregate net sales in the United States. The 2017 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales, which is payable to Bioprojet on a quarterly basis. The Company incurred $29,665 and $20,944 for the three months ended September 30, 2023 and 2022, respectively, and $71,267 and $51,741 for the nine months ended September 30, 2023 and 2022, respectively, for sales-based, trademark and tiered royalties recognized as cost of product sold. As of September 30, 2023 and December 31, 2022, the Company had accrued $29,665 and $25,367, respectively, for sales-based, trademark and tiered royalties.

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

Agreement Related to Intellectual Property

In August 2021, the Company entered into an asset purchase agreement with ConSynance Therapeutics, Inc. (the “APA”) to acquire HBS-102 (formerly referred to as “CSTI-100”), a potential first-in-class molecule with a novel mechanism of action. Under the terms of the APA, the Company acquired full development and commercialization rights globally, with the exception of Greater China, for $3,500. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a single identified asset. In March 2023, the Company achieved a preclinical milestone, which triggered a $750 payment under the provisions of the APA, which the Company recognized as an IPR&D charge recorded in research and development within the unaudited condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2023. There are additional payments due under the APA upon the achievement of certain milestones including $1,000 for preclinical milestones, $19,000 for development milestones, $44,000 for regulatory milestones and $110,000 for sales milestones.

9. ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	September 30,	December 31,
	2023	2022
Royalties due to Bioprojet	$29,665	$25,367
Rebates and other sales deductions	31,853	27,860
Interest	3,140	3,286
Selling and marketing	2,253	1,135
Research and development	2,190	358
Professional fees, consulting, and other services	1,841	1,163
Other expenses	1,819	773
	$72,761	$59,942

10. DEBT

Term Loan A Credit Agreement

On July 26, 2023, the Company entered into a Credit Agreement (the “TLA Credit Agreement”) with JPMorgan Chase Bank, N.A., as “Administrative Agent”, and certain lenders. The TLA Credit Agreement provides for a five-year senior secured term loan (the “TLA Term Loan”) in an aggregate principal amount of $185,000.

On September 21, 2023, the Company entered into the First Incremental Amendment (the “First Incremental Amendment”) with the Administrative Agent and Bank of America, N.A., as incremental lender. The First Incremental Amendment provides for an incremental senior secured term loan (the “Incremental Term Loan”) in an aggregate principal amount of $15,000. The First Incremental Amendment amends the TLA Credit Agreement and provides that the Incremental Term Loan will have identical terms as the TLA Term Loan.

The repayment schedule for both the TLA Term Loan and the Incremental Term Loan (together, the “Term Loans”) consists of quarterly $3,750 principal payments, which commence on December 31, 2023, increasing to quarterly $5,000 principal payments beginning on December 31, 2025, with a $115,000 payment due on the maturity date of July 26, 2028. The Term Loans bear interest at a per annum rate equal to, at the Company’s option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on the Company’s senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on the Company’s senior secured net leverage ratio.

The net cash received related to the Term Loans as a result of the transactions, less debt issuance costs of $2,997, was $197,003. The debt issuance costs related to the Term Loans will be amortized as additional interest expense over the loan term of the TLA Credit Agreement. The fair value of the Term Loans as of September 30, 2023 was $199,820.

Blackstone Credit Agreement

In August 2021, the Company entered into the Blackstone Credit Agreement that provided for (i) a senior secured term loan facility in an aggregate original principal amount of $200,000 (the “Initial Term Loan”) and (ii) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100,000 (the “DDTL”). The DDTL was initially available to draw down through August 9, 2022. In August 2022, the Company entered into an agreement to extend the expiration date of the DDTL to August 9, 2023, for which the Company would pay a ticking fee at a rate of 1% per annum on the undrawn portion of the DDTL (the “Ticking Fee”), which commenced on August 10, 2022.

Net cash received from the Initial Term Loan was $191,849, net of debt issuance costs of $8,151. In addition, the Company paid $1,000 in debt issuance costs relating to the DDTL, which was initially recorded in other current assets within the unaudited condensed consolidated balance sheet.

In connection with the TLA Credit Agreement, the Company extinguished the Blackstone Credit Agreement, which required a payoff amount of $207,308 consisting of principal repayment, interest, exit fees, Ticking Fee and a prepayment premium. The Company recognized a loss on extinguishment of debt of $9,766 relating to the Blackstone Credit Agreement within the Company’s unaudited condensed consolidated statements of operation and comprehensive income for the three and nine months ended September 30, 2023. In addition, the Company recognized $1,972 relating to unamortized debt issuance costs relating to the DDTL and the Ticking Fee, which was recorded in interest expense, net within the unaudited condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2023.

Long-term debt, net consists of the following:

	September 30,	December 31,
	2023	2022
Liability component - principal	$200,000	$197,500
Unamortized debt discount associated with debt financing costs	(2,869)	(5,853)
Liability component - net carrying value	197,131	191,647
Less current portion	(15,000)	(2,000)
Long-term debt, net	$182,131	$189,647

Future minimum payments relating to long-term debt, net as of September 30, 2023, for the periods indicated below consists of the following:

Years ending December 31,
2023 (Excluding the nine months ended September 30, 2023)	$3,750
2024	15,000
2025	16,250
2026	20,000
2027	20,000
Thereafter	125,000
Total	$200,000

Interest expense related to the Company’s long-term debt, net, is included in interest expense, net in the unaudited condensed consolidated statements of operations and comprehensive income and consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest on principal balance	$4,791	$4,513	$15,900	$12,110
Amortization of deferred financing costs	2,221	418	3,061	1,241
Total term loan interest expense	$7,012	$4,931	$18,961	$13,351

11. LEASES

In June 2018, the Company entered into an operating lease for approximately fifteen thousand square feet of office space in Plymouth Meeting, PA, which expires in May 2024. The Company subsequently entered into two separate operating leases for additional office space in Plymouth Meeting, PA, which include approximately thirteen thousand square feet and seven thousand square feet of additional office space, respectively, and expire in May 2024. The terms of the lease payments provide for rental payments on a monthly basis and on a graduated scale. The Company also leases a fleet of automobiles that are used by its sales representatives and are classified as operating leases.

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

The Company recorded operating lease costs of $473 and $378 for the three months ended September 30, 2023 and 2022, respectively, and $1,295 and $1,155 for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the weighted-average remaining lease term for operating leases was 1.8 years and the weighted-average discount rate for operating leases was 6.0%.

Supplemental balance sheet information related to operating leases was as follows:

Leases	Classification	September 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Other noncurrent assets	$2,456	$2,312
Liabilities
Operating lease liability, current portion	Other current liabilities	$1,683	$1,614
Operating lease liability, long-term	Other long-term liabilities	901	975
Total operating lease liabilities		$2,584	$2,589

Supplemental cash flow information related to operating leases was as follows:

	September 30, 2023	September 30, 2022
Operating cash flows from operating leases	$1,448	$1,297
Right of use assets obtained in exchange for operating lease obligations	$1,592	$485

Future payments under noncancelable operating leases with initial terms of one year or more as of September 30, 2023 consisted of the following:

Years ending December 31,
2023 (Excluding the nine months ended September 30, 2023)	$558
2024	1,407
2025	532
2026	252
2027	—
Thereafter	—
Total lease payments	2,749
Less: imputed interest	(165)
Total lease liabilities	$2,584

12. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to claims and suits arising in the ordinary course of business. The Company accrues such liabilities when they are known, if they are deemed probable and can be reasonably estimated. As of September 30, 2023, there were no material claims or suits outstanding.

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

Share Repurchase Program

On August 1, 2023, the Company’s Board of Directors approved a program providing for the repurchase of shares of common stock in an aggregate amount of up to $125,000, excluding commissions and transaction fees (the “August 2023 Repurchase Program”). The August 2023 Repurchase Program may be suspended, terminated or modified at any time for any reason. During the three and nine months ended September 30, 2023, the Company repurchased and cancelled 1,439,792 shares of common stock at an aggregate cost of $50,000, exclusive of commissions and transaction fees. As of September 30, 2023 the remaining amount of common stock authorized for repurchases was $75,000.

See Note 18 to our unaudited condensed consolidated financial statements for information related to the termination of the August 2023 Repurchase Program as of October 27, 2023.

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

Stock options and stock appreciation rights under the 2020 Plan have a 10-year contractual term and vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). RSUs vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). As of September 30, 2023, there were 6,755,091 shares of common stock available for issuance under the 2020 Plan. The number of shares that may be issued under the 2020 Plan will automatically increase on January 1 of each year in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors.

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

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2023:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2022	6,460,947	$30.90	7.86
Awards issued	376,422	$36.71
Awards exercised	(367,376)	$12.02
Awards forfeited	(206,318)	$24.84
Awards outstanding—September 30, 2023	6,263,675	$32.55	7.39

Stock Appreciation Rights

The following table summarizes SARs activity for the nine months ended September 30, 2023:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2022	43,208	$9.38	6.32
Awards issued	—	$—
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—September 30, 2023	43,208	$9.38	5.58

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2023:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	Awards	Fair Value	Term
Awards outstanding—December 31, 2022	60,000	$29.03	8.24
Awards issued	—	$—
Awards vested	(30,000)	$29.03
Awards forfeited	—	$—
Awards outstanding—September 30, 2023	30,000	$29.03	7.49

As of September 30, 2023 and December 31, 2022, stock awards issued under the 2017 and 2020 Plans of 3,141,836 and 1,818,045 shares of common stock, respectively, were vested.

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

The assumptions used to value the awards are summarized in the following table.

	As of
	September 30,	December 31,
	2023	2022
Dividend yield	0.00%	0.00%
Expected volatility	76.32 - 80.21%	72.57 - 77.08%
Risk-free interest rate	3.42 - 4.61%	1.99 - 4.05%
Lack of marketability discount	0.00%	0.00%
Expected term (years)	2.4 - 6.3	3.1 - 6.3

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted average per share fair value of awards issued under the 2017 Plan and 2020 Plan was $20.13 and $18.88 on September 30, 2023 and December 31, 2022, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense, net for the three and nine months ended September 30, 2023 and 2022, was recorded in the unaudited condensed consolidated statements of operations and comprehensive income in the following line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$1,030	$522	$2,962	$1,866
Sales and marketing expense	1,218	1,096	3,437	2,956
General and administrative expense	5,709	5,349	15,912	14,412
	$7,957	$6,967	$22,311	$19,234

Stock-based compensation expense, net related to options and RSUs issued under the 2017 Plan and 2020 Plan is included in stockholder’s equity, and a liability for SARs is included in other non-current liabilities, in the Company’s unaudited condensed consolidated balance sheet. As of September 30, 2023, the total unrecognized stock-based compensation expense related to options and RSUs was $67,842. Such amount will be recognized in the Company’s consolidated statement of operations over a weighted average period of 2.4 years.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on April 30, 2021. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 629,805, which will automatically increase on January 1 of each year in an amount equal to the lesser of (i) 1.0% of the shares of the Company’s common stock outstanding on

December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were no shares issued under the ESPP for the three months ended September 30, 2023 and 2022, and there were 14,043 and 14,889 shares issued under the ESPP for the nine months ended September 30, 2023 and 2022, respectively. The discount on the ESPP was $100 and $86 for the three months ended September 30, 2023 and 2022, respectively, and $308 and $271 for the nine months ended September 30, 2023 and 2022, respectively, and is recorded within stock-based compensation expense.

15. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share of common is computed under the treasury stock method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income, the potential dilutive effects of stock options, stock appreciation rights and restricted stock units.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income	$38,461	$87,943	$102,246	$132,959
Denominator
Net income per share of common stock - basic	$0.64	$1.48	$1.71	$2.25
Net income per share of common stock- diluted	$0.63	$1.44	$1.68	$2.18
Weighted average number of shares of common stock - basic	59,863,102	59,234,720	59,856,941	59,070,063
Weighted average number of shares of common stock - diluted	60,681,676	61,207,625	60,892,992	60,921,482

Securities outstanding that were included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options, SARs, and RSUs to purchase common stock	818,574	1,972,905	1,036,051	1,851,419

Potential shares of common stock issuable that were excluded from the computation of diluted weighted-average shares outstanding excluded from the numerator, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options, SARs, and RSUs to purchase common stock	5,518,309	4,754,958	5,300,832	4,876,444

16. INCOME TAXES

A reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Stock-based compensation	—	(17.0)	(0.9)	4.4
State taxes	4.0	(22.1)	4.7	(0.5)
Credits	0.2	—	(1.6)	(0.2)
Other	0.6	—	0.3	0.7
Valuation allowance	—	(985.7)	—	(144.9)
Total	25.8%	(1,003.8)%	23.5%	(119.5)%

17. RELATED-PARTY TRANSACTIONS

The Company was party to a management agreement for professional services provided by a related party, Paragon Biosciences, LLC (“Paragon”). The related party is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors was the President and owner of the entity. The Company terminated the management agreement upon the consummation of its IPO. The Company is also party to a right of use agreement with the related party whereby it has access to and the right to use certain office space leased by the related party in Chicago, IL. In addition, the Company had participated in certain transactions with separate related parties that also share common ownership with the Company, primarily related to combined employee health plans. The Company incurred $73 and $71 for the three months ended September 30, 2023 and 2022, and incurred $218 and $213 for the nine months ended September 30, 2023 and 2022, respectively, in expenses to this related party, which are included in general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2023 and December 31, 2022, there were no amounts due to or due from related parties included in the unaudited condensed consolidated balance sheets.

18. SUBSEQUENT EVENTS

On October 10, 2023, the Company completed a tender offer (the “Tender Offer”) to acquire all of the outstanding shares of common stock of Zynerba Pharmaceuticals, Inc. (“Zynerba Common Stock”), a clinical-stage pharmaceutical company focused on innovative pharmaceutically produced transdermal cannabidiol therapies for orphan neuropsychiatric disorders, including Fragile X syndrome.

Under the terms of the Tender Offer, the Company paid (i) $1.1059 per share of Zynerba Common Stock (the “Common Cash Amount”), plus (ii) one contingent value right (each, a “CVR”) per share of Zynerba Common Stock (the “Common CVR Amount”) for each holder of Zynerba Common Stock upon the closing of the Tender Offer, which represents the right to receive up to approximately $2.5444 per share of Zynerba Common Stock, subject to the achievement of certain clinical, regulatory and sales-based milestones. Both the Common Cash Amount and Common CVR Amount are to be paid in cash, subject to any applicable withholding of taxes and without interest. The aggregate consideration paid by the Company to acquire the Zynerba Common Stock upon completion of the Tender Offer was $60,000, exclusive of transaction related fees. The Company financed the acquisition with cash on hand.

On October 27, 2023, the Company’s Board of Directors approved a program providing for the repurchase of shares of common stock in an aggregate amount of up to $200,000, excluding commissions and transaction fees (the “October 2023 Repurchase Program”). The board simultaneously terminated the August 2023 Repurchase Program and any remaining amount authorized for the repurchase of shares. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, products, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, statements about:

●	our commercialization efforts and strategy for WAKIX;
●	the rate and degree of market acceptance and clinical utility of pitolisant in additional indications, if approved, and any other product candidates we may develop or acquire, if approved;
●	our research and development plans, including our plans to explore the therapeutic potential of pitolisant in additional indications;
●	our ongoing and planned clinical trials;
●	our ability to expand the scope of our license agreements with Bioprojet Société Civile de Recherche (“Bioprojet”);
●	the availability of favorable insurance coverage and reimbursement for WAKIX;
●	the timing of, and our ability to obtain, regulatory approvals for pitolisant for other indications as well as any other product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and additional financing needs;
●	our ability to identify, acquire and integrate additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	significant competition in our industry;
●	our intellectual property position;
●	loss or retirement of key members of management;
●	failure to successfully execute our growth strategy, including any delays in our planned future growth;

●	our failure to maintain effective internal controls; and
●	the impact of government laws and regulations.

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

Company Overview

We are a commercial-stage, pharmaceutical company focused on developing and commercializing innovative therapies for patients living with rare neurological diseases as well as patients living with other neurological who have unmet medical needs. Our product, WAKIX (pitolisant), is a first-in-class molecule with a novel mechanism of action (“MOA”) specifically designed to increase histamine signaling in the brain by binding to H3 receptors. In August 2019, WAKIX was approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy, and its U.S. commercial launch was initiated in November 2019. In October 2020, WAKIX was approved by the FDA for the treatment of cataplexy in adult patients with narcolepsy. WAKIX is the first-and-only approved product for patients with narcolepsy that is not scheduled as a controlled substance by the U.S. Drug Enforcement Administration (the “DEA”).

We believe that pitolisant’s ability to regulate histamine gives it the potential to provide therapeutic benefit in other rare neurological diseases that are mediated through H3 receptors and histamine signaling. We are taking a mechanism-based approach to managing the life cycle of pitolisant and identified idiopathic hypersomnia (“IH”), another central disorder of hypersomnolence like narcolepsy, as our next potential new indication for WAKIX, which received Orphan Drug designation by the FDA in September 2023. In April 2022, we initiated a Phase 3 registrational trial, the INTUNE Study, to evaluate the efficacy and safety of pitolisant in adult patients with IH. We completed enrollment in the INTUNE study in May 2023 and we announced topline data on October 11, 2023. While the primary endpoint did not meet statistical significance, the totality of the data showed favorable trends for pitolisant in the treatment of adult patients with IH. We are currently analyzing the full data set to determine next steps, which include interactions with the FDA. We are focusing our development efforts on other rare neurological disorders in which EDS is a prominent symptom, including Prader-Willi Syndrome (“PWS”) and myotonic dystrophy, otherwise known as dystrophia myotonica (“DM”). Based on the positive signals from the data from our Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, an end-of-phase 2 meeting with the FDA was held in June 2023. We aligned with the FDA on the proposed Phase 3 study design to support further investigation of pitolisant as a potential treatment to address the unmet medical need for children, adolescents and adults with PWS experiencing EDS, for which there is currently no approved treatment. In October 2023, we received FDA alignment of the protocol for the Phase 3 TEMPO study in patients with PWS, which will satisfy the requirements for both the registrational trial and pediatric exclusivity. We expect to initiate the Phase 3 study in the first quarter of 2024. In June 2021, we initiated a Phase 2 proof-of-concept clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and we are on track for topline results from this trial in the fourth quarter of 2023.

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

We are actively working to expand our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients living with rare neurological diseases as well as patients living with other neurological who have unmet medical needs. We are targeting assets that will allow us to further leverage the expertise and infrastructure that we have successfully built at Harmony so we can optimize the benefit of internal synergies. Consistent with this objective, in July 2022, we entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby we obtained exclusive rights to manufacture, develop and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon the agreement of both parties. The 2022 LCA has the potential to generate new intellectual property and extend the pitolisant franchise. We are co-developing the new formulations of pitolisant with Bioprojet and work is ongoing. One of the formulations was dosed in a phase 1 pharmacokinetic study in healthy volunteers in October 2023.

In addition, on October 10, 2023, we completed the acquisition of Zynerba Pharmaceuticals, Inc. (“Zynerba”), a clinical-stage pharmaceutical company focused on innovative pharmaceutically produced transdermal cannabidiol therapies for orphan neuropsychiatric disorders. Zynerba’s drug candidate is Zygel (also known as ZYN002), the first and only pharmaceutically-produced synthetic cannabidiol gel, devoid of THC, and formulated as a patent protected, permeation-enhanced gel for transdermal delivery. Zygel is currently in a pivotal Phase 3 study for the treatment of Fragile X Syndrome.

In August 2021, we entered into an asset purchase agreement with ConSynance Therapeutics, Inc. (the “APA”) to acquire HBS-102, a Melanin-concentrating hormone receptor 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound. In connection with the acquisition, we made an upfront payment of $3.5 million and will be required to make additional payments upon the achievement of certain development milestones, regulatory milestones, and sales milestones and pay ongoing royalties upon commercialization. We acquired full development and commercialization rights globally, but we have provided a grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. A preclinical proof-of-concept study to assess the effect of HBS-102 on hyperphagia, weight gain, and other metabolic parameters in a mouse model of PWS is ongoing. A thirteen week chronic toxicity study was initiated during the third quarter of 2023.

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

Commercial Performance Metrics

As of September 30, 2023, we continued to see growth in the number of unique healthcare professional (“HCP”) prescribers of WAKIX since it became available in November 2019. The average number of patients on WAKIX for the three months ended September 30, 2023 was approximately 5,800. Additionally, as of September 30, 2023, we have secured formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States. Within these covered lives, we have observed favorable access to WAKIX subsequent to the expanded approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020.

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

The shelf life of WAKIX is three years from date of manufacture, with the earliest expiration of current inventory expected to be January 2025. We regularly review our inventory levels and expect write-offs from time to time. We will continue to assess inventory levels in future periods as demand for WAKIX and the rate of inventory turnover evolves. We currently expect to have adequate supply of WAKIX into the first quarter of 2025, with additional API on-hand inventory to support at least 36 months beyond this time frame.

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

We are also party to a right-of-use agreement with Paragon whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. For the three and nine months ended September 30, 2023, we paid fees of $0.1 million and $0.2 million, respectively, pursuant to this agreement.

Loss on Debt Extinguishment

Loss on debt extinguishment consists primarily of costs of extinguishment of debt during the applicable period related to the prepayment of our credit agreements.

Interest Expense, Net

Interest expense, net consists primarily of interest expense on debt facilities, amortization of debt issuance costs and amortization of premiums on our debt securities, partially offset by interest income earned on our cash and investment balances and accretion of the discount on our debt securities.

Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Net product revenues	$160,268	$117,206	$413,610	$309,547
Cost of product sales	32,296	22,959	78,084	56,596
Gross profit	127,972	94,247	335,526	252,951
Operating expenses:
Research and development	17,499	40,548	45,757	60,794
Sales and marketing	23,418	20,467	70,518	58,210
General and administrative	22,546	21,331	67,417	61,374
Total operating expenses	63,463	82,346	183,692	180,378
Operating income	64,509	11,901	151,834	72,573

Loss on debt extinguishment	(9,766)	—	(9,766)	—
Other (expense) income, net	(5)	56	(34)	96
Interest expense, net	(2,906)	(3,990)	(8,327)	(12,086)
Net income before provision for income taxes	51,832	7,967	133,707	60,583
Income tax (expense) benefit	(13,371)	79,976	(31,461)	72,376
Net income	$38,461	$87,943	$102,246	$132,959

Net Product Revenues

Net product revenues increased by $43.1 million, or 36.7%, for the three months ended September 30, 2023 and increased by $104.1 million, or 33.6%, for the nine months ended September 30, 2023, compared to the same periods in 2022. The increase for the three months ended September 30, 2023, was primarily due to a 28.2% increase in the number of units shipped, and the net impact of a 7.0% price increase. The increase for the nine months ended September 30, 2023, was primarily due to a 26.9% increase in number of units shipped, and the net impact of a 7.0% price increase. The price increase for both comparable periods occurred in January 2023.

Cost of Product Sales

Cost of product sales increased by $9.3 million, or 40.7%, for the three months ended September 30, 2023 and increased by $21.5 million, or 38.0%, for the nine months ended September 30, 2023, compared to the same periods in 2022. Cost of product sales as a percentage of net product revenues was 20.2% and 18.9% for the three and nine months ended September 30, 2023, respectively, compared to 19.6% and 18.3% for the three and nine months ended September 30, 2022, respectively. The increase in cost of product sales in both comparable periods was due to higher royalties as a result of higher sales of WAKIX and the increase in cost of product sales as a percentage of net product revenues was due to entering a higher royalty tier earlier in 2023 compared to 2022.

Research and Development Expenses

Research and development expenses decreased by $23.0 million, or 56.8%, for the three months ended September 30, 2023 and decreased by $15.0 million, or 24.7%, for the nine months ended September 30, 2023, compared to the same periods in 2022. The decrease for the three months ended September 30, 2023 was primarily driven by a $30 million licensing fee incurred upon entering the 2022 LCA with Bioprojet during the three months ended September 30, 2022, partially offset by a $5.7 million increase in clinical development work associated with IH, PWS and DM, a $0.9 million increase in personnel costs and a $0.5 million increase in stock compensation associated with new awards. The decrease for the nine months ended September 30, 2023 was primarily driven by a $30 million licensing fee incurred upon entering the 2022 LCA with Bioprojet during the nine months ended September 30, 2022, partially offset by an $11.0 million increase in clinical development work associated with IH, PWS and DM, a $2.3 million increase in personnel costs, a $1.1 million increase in stock compensation associated with new awards and a $0.8 million IPR&D charge related to preclinical milestones achieved for HBS-102.

Sales and Marketing Expenses

Sales and marketing expenses increased by $3.0 million, or 14.4%, for the three months ended September 30, 2023, and increased by $12.3 million, or 21.1%, for the nine months ended September 30, 2023, compared to the same periods in 2022. The increase for the three months ended September 30, 2023, was primarily due to a $2.3 million increase in personnel costs and a $0.4 million increase in patient engagement and marketing activities. The increase for the nine months ended September 30, 2023, was primarily due to a $7.1 million increase in patient engagement and marketing activities and a $4.8 million increase in personnel costs. The increase in patient engagement and marketing activities for both comparable periods was driven by our continued growth of WAKIX and the increase in personnel costs for both comparable periods was related to our sales force expansion.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million, or 5.7%, for the three months ended September 30, 2023 and increased by $6.0 million, or 9.8%, for the nine months ended September 30, 2023, as compared to the same periods in 2022. The increase in the three months ended September 30, 2023 was primarily due to a $0.9 million increase in personnel costs and a $0.3 million increase in stock compensation associated with new awards. The increase in the nine months ended September 30, 2023 was primarily due to a $2.5 million increase in personnel costs, a $1.5 million increase to stock compensation associated with new awards and a $0.9 million increase in intangible asset amortization as a result of the $40.0 million milestone payment in March 2022 upon attaining $500.0 million in life-to-date aggregate net sales of WAKIX in the United States.

Loss on Debt Extinguishment

Loss on debt extinguishment was $9.8 million for the three and nine months ended September 30, 2023.  There was no comparable amount in the prior year periods related to the extinguishment of the Blackstone Credit Agreement (defined below).

Interest Expense, Net

Interest expense, net decreased by $1.0 million, or 27.2%, for the three months ended September 30, 2023 and decreased by $3.8 million, or 31.1%, for the nine months ended September 30, 2023, compared to the same periods in 2022. The decrease for the three months ended September 30, 2023, was primarily due to a $2.6 million increase in interest income generated from our investments and cash equivalents, partially offset by $2.0 million in unamortized fees and ticking fees pertaining to the DDTL (defined below). The decrease for the nine months ended September 30, 2023, was primarily due to a $7.4 million increase in interest income generated from our investments and cash equivalents and a $2.0 million increase in accretion of discount on our investments, partially offset by a $3.8 million increase in interest expense due to higher rates and $2.0 million in unamortized fees and ticking fees pertaining to the DDTL (defined below).

Income Taxes

Income tax expense was $13.4 million, representing a 25.8% effective tax rate, for the three months ended September 30, 2023, and $31.5 million, or an effective tax rate of 23.5%, for the nine months ended September 30, 2023. Income tax benefit was $80.0 million and $72.4 million for the three and nine months ended September 30. 2022, respectively. The income tax benefit related to both the three and nine months ended September 30, 2022 was due to the release of the valuation allowance on our deferred tax assets, partially offset by current period provision for state and federal income taxes. The effective tax rate of 23.5% for the nine months ended September 30, 2023 included 21.0% for the provision of federal income taxes and 4.7% for the provision of state income taxes, partially offset by a tax windfall benefit of 0.9% from the exercise of stock options and a 1.6% benefit from credits.

Liquidity, Sources of Funding and Capital Resources

Overview

To date, we have financed our operations primarily with (a) proceeds from sales of our convertible preferred stock; (b) borrowings under our debt agreements; (c) the proceeds from our IPO; and (d) the proceeds from the sale of common stock to Blackstone. From our inception through our IPO, we received aggregate proceeds of $345.0 million from sales of our convertible preferred stock. In August 2020, we completed the IPO of our common stock, in which we sold 6,151,162 shares of our common stock, including 802,325 shares of our common stock pursuant to the underwriters’ over-allotment option. The shares were sold at a price of $24.00 per share for net proceeds of approximately $135.4 million. As of September 30, 2023, we had cash, cash equivalents, restricted cash and investments of $438.6 million and an accumulated deficit of $169.9 million. As of September 30, 2023, we had outstanding debt of $200.0 million.

We have invested a portion of our available cash in money market funds, U.S. government and agency securities, corporate debt and commercial paper in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A-2/P-2/F2 from at least two National Recognized Statistical Rating Organizations. Our investment portfolio may be adversely impacted by future disruptions in the credit markets.

The unaudited condensed consolidated financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We believe that our existing cash, cash equivalents and investments on hand as of September 30, 2023, will enable us to meet our operational liquidity needs and fund our planned investing activities for the next 12 months. We have based our liquidity and cash flow projections on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect.

Term Loan A Credit Agreement

On July 26, 2023, we entered into a Credit Agreement (the “TLA Credit Agreement”) with JPMorgan Chase Bank, N.A., as “Administrative Agent”, and certain lenders. The TLA Credit Agreement provides for a five-year senior secured term loan (the “TLA Term Loan”) in an aggregate principal amount of $185.0 million.

On September 21, 2023, we entered into the First Incremental Amendment (the “First Incremental Amendment”) with the Administrative Agent and Bank of America, N.A., as incremental lender. The First Incremental Amendment provides for an incremental senior secured term loan (the “Incremental Term Loan”) in an aggregate principal amount of $15.0 million. The First Incremental Amendment amends the TLA Credit Agreement and provides that the Incremental Term Loan will have identical terms as the TLA Term Loan.

The repayment schedule for both the TLA Term Loan and the Incremental Term Loan (together, the “Term Loans”) consists of $3.8 million quarterly principal payments, which commence on December 31, 2023, increasing to $5.0 million quarterly principal payments beginning on December 31, 2025, with a $115.0 million payment due on the maturity date of July 26, 2028. The Term Loans bear interest at a per annum rate equal to, at our option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on our senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on our senior secured net leverage ratio.

The TLA Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. We were in compliance with all covenants as of September 30, 2023.

Blackstone Credit Agreement

In August 2021, we entered into the Blackstone Credit Agreement that provided for (i) a senior secured term loan facility in an aggregate original principal amount of $200.0 million (the “Initial Term Loan”) and (ii) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100.0 million (the “DDTL” and, together with the Initial Term Loans, the “Loans”). The DDTL was initially available to draw down through August 9, 2022. In August 2022, we entered into an agreement to extend the expiration date of the DDTL to August 9, 2023, for which we paid a ticking fee at a rate of 1% per annum on the undrawn portion of the DDTL, which commenced on August 10, 2022. We used substantially all of the proceeds from the Blackstone Credit Agreement, and the related sale of our common stock, to repay the balance of the OrbiMed Credit Agreement.

In connection with the TLA Credit Agreement, we extinguished the Blackstone Credit Agreement, which required a payoff amount of $207.3 million consisting of principal repayment, interest, exit fees, a ticking fee and a prepayment premium. We recognized a loss on extinguishment of debt of $9.8 million relating to the Blackstone Credit Agreement for the three and nine months ended September 30, 2023.

Share Repurchases

On August 1, 2023, our Board of Directors approved a program providing for the repurchase of shares of common stock in an aggregate amount of up to $125.0 million, excluding commissions and transaction fees. The repurchase program may be suspended, terminated or modified at any time for any reason. During the three and nine months ended September 30, 2023, we repurchased and cancelled 1,439,792 shares of common stock at an aggregate cost of $50.0 million, excluding commissions and transaction fees. As of September 30, 2023 the remaining amount of common stock authorized for repurchases was $75.0 million.

Acquisitions

On October 10, 2023, we completed a tender offer (the “Tender Offer”) to acquire all of the outstanding shares of common stock of Zynerba Pharmaceuticals, Inc. (“Zynerba Common Stock”).

Under the terms of the Tender Offer, we paid (i) $1.1059 per share of Zynerba Common Stock (the “Common Cash Amount”), plus (ii) one contingent value right (each, a “CVR”) per share of Zynerba Common Stock (the “Common CVR Amount”), which represents the right to receive up to approximately $2.5444 per share of Zynerba Common Stock, subject to the achievement of certain clinical, regulatory and sales-based milestones. Both the Common Cash Amount and Common CVR Amount are to be paid in cash, subject to any applicable withholding of taxes and without interest. The aggregate consideration we paid to acquire the Zynerba Common Stock upon completion of the Tender Offer was $60 million, exclusive of transaction related fees. We financed the acquisition with cash on hand.

Asset Purchase Agreement

In August 2021, we entered into the APA to acquire HBS-102, a potential first-in-class molecule with a novel mechanism of action. Under the terms of the agreement, we acquired full development and commercialization rights globally, with the exception of Greater China, for $3.5 million. Additionally, there are payments due upon the achievement of certain milestones, including $1.0 million for additional preclinical milestones (see “Recent Milestone Payments”), $19.0 million for development milestones, $44.0 million for regulatory milestones and $110.0 million for sales milestones.

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

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

Selected cash flow data	(In thousands)
Cash provided by (used in):
Operating activities	$142,722	$117,788
Investing activities	(10,374)	(94,937)
Financing activities	(52,029)	4,183

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2023 primarily consisted of net income of $102.2 million adjusted for non-cash items of $14.5 million related to deferred tax assets, $18.2 million related to intangible amortization and depreciation, $22.3 million related to stock-based compensation expense and $9.8 million related to loss on extinguishment of debt. Net working capital excluding cash increased by $3.4 million.

Net cash provided by operating activities for the nine months ended September 30, 2022 consisted of net income of $133.0 million adjusted for non-cash items of $81.7 million related to deferred tax assets, $17.3 million related to intangible amortization and depreciation and $19.2 million related to stock-based compensation expense. Net working capital excluding cash increased by $27.9 million, which was partially due to the accrual of the $30.0 million licensing fee associated with the 2022 LCA.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $10.4 million, which was primarily attributable to $105.9 million in purchases of debt securities, partially offset by $95.7 million in proceeds from sales and maturities of investments and $0.2 million in purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2022 was $94.9 million, which was primarily attributable to a final $40.0 million milestone payment associated with the 2017 LCA and $55.6 million in purchases of debt securities, partially offset by $0.9 million in proceeds from sales and maturities of investments.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $52.0 million, which primarily consisted of $202.3 million in payments of principal and exit fees associated with the extinguishment of the Blackstone Credit Agreement, $50.0 million in share repurchases and $1.0 million in principal payments associated with the Blackstone Credit Agreement, partially offset by $197.0 million in proceeds associated with the TLA Credit Agreement, net of issuance costs, and $4.8 million in proceeds from exercised options.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $4.2 million, which primarily consisted of $5.3 million in proceeds from exercised options partially offset by $1.5 million in principal payments associated with the Blackstone Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. We invest a portion of our cash in investment-grade, interest-bearing securities. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize total return. In order to achieve these objectives, we invest in money market funds, U.S. government and agency securities, corporate bonds and commercial paper in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A-2/P-2/F2 from at least two National Recognized Statistical Rating Organizations. We do not have any direct investments in asset-backed securities, collateralized debt or loan obligations, or structured investment vehicles. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Based on our $312.0 million of investments in money market funds, U.S. treasury notes, corporate bonds and municipal obligations as of September 30, 2023, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of September 30, 2023, we had $200.0 million in borrowings outstanding. The Term Loans bear interest at a per annum rate equal to, at our option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on our senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on our senior secured net leverage ratio.. Based on the $200.0 million of principal outstanding as of September

30, 2023, an immediate 10% change in the SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for each of the three and nine months ended September 30, 2023 and 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Purchases of Equity Securities

The following table summarizes information about our purchases of shares of our common stock for each of the months during the three months ended September 30, 2023.

				Maxmium Approximate
			Total Number of Shares	Dollar Value
		Weighted Average	Shares of Common	of Shares of
	Total Number of	Price Paid	Stock Purchases	Common Stock that May
	Shares of Common	per Share of	as Part of Pubilicly	Yet to be Purchased
Period	Stock Purchased	Common Stock (1)	Announced Program (2)	under the Program (3)
July 1, 2023 through July 31, 2023	—	$—	—	$125,000
August 1, 2023 through August 31, 2023	764,800	$32.81	764,800	$99,910
September 1, 2023 through September 30, 2023	674,992	$36.90	674,992	$75,000
Total	1,439,792	$34.73	1,439,792	$75,000

(1)	The weighted average price paid per share of common stock excludes commissions and transaction fees.
(2)	On August 1, 2023, our Board of Directors approved a program providing for the repurchase of shares of common stock in an aggregate amount of up to $125.0 million, excluding commissions and transaction fees. The repurchase program may be suspended, terminated or modified at any time for any reason. Such repurchases may be pursuant to Rule 10b-18 or Rule 10b5-1 agreements as determined by our management and in accordance with the requirements of the Securities and Exchange Commission. All repurchased shares of common stock shown in the table above were retired.
(3)	The dollar amount shown (in thousands), represents, as of the end of each period, the approximate dollar value of shares of common stock that may yet to be purchased under our publicly announced share repurchase program, exclusive of any commissions and transaction fees. The share repurchase program does not obligate us to repurchase any minimum dollar amount or number of shares of common stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
No.	Exhibit Description	Form	Date	Number
2.1+	Agreement and Plan of Merger, dated August 14, 2023, by and among Harmony Biosciences Holdings, Inc., Xylophone Acquisition Corp. and Zynerba Pharmaceuticals, Inc.	8-K/A	September 14, 2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Harmony Biosciences Holdings, Inc.	8-K	August 21, 2020	3.1
3.2	Amended and Restated Bylaws.	8-K	August 21, 2020	3.2
10.1	Restricted Stock Unit Award Agreement dated October 4, 2023 with Sandip Kapadia	8-K	October 5, 2023	10.1
10.2	Restricted Stock Unit Award Agreement dated October 4, 2023 with Jeffrey Dierks	8-K	October 5, 2023	10.2
10.3	Credit Agreement, dated as of July 26, 2023, by an among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto.	8-K	July 27, 2023	10.1
10.4	Guaranty, dated July 26, 2023, by and among each of the subsidiaries of Harmony Biosciences Holdings, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	July 27, 2023	10.2
10.5	Pledge and Security Agreement, dated July 26, 2023, by and among Harmony Biosciences Holdings, Inc. and each of the subsidiaries of Harmony Biosciences Holdings, Inc., and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	July 27, 2023	10.3
10.6	First Incremental Amendment dated September 21, 2023 by and among Harmony Biosciences Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as incremental lender.	8-K	September 25, 2023	10.1
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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

+

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMONY BIOSCIENCES HOLDINGS, INC.

By:	/s/ Jeffrey M. Dayno
Name:	Jeffrey M. Dayno
Title:	President, Chief Executive Officer and Director (principal executive officer)
Date:	October 31, 2023

By:	/s/ Sandip Kapadia
Name:	Sandip Kapadia
Title:	Chief Financial Officer and Chief Administrative Officer (principal financial officer)
Date:	October 31, 2023