Form 10-K
period 2023-12-31
Harmony Biosciences Holdings, Inc.
filed 2024-02-22
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,174.5 million. As of February 16, 2024, the registrant had 56,769,081 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023, are incorporated herein by reference in Part III where indicated.

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

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry, including industry statistics and forecasts, competitive position and the markets in which we operate is based on information from independent industry and research organizations, other third-party sources and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and other third-party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data, and our experience in, and knowledge of, such industry and markets, which we believe to be reasonable. In addition, projections, forecasts, assumptions and estimates of the future performance of the industry in which we operate and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described herein under “—Item 1A. Risk Factors.” These and other factors could cause results to differ materially from those expressed and forecasts in the estimates made by the independent parties and by us.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

●	We are substantially dependent on the commercial success of our only approved product, WAKIX. If we are unable to maintain or increase sales of WAKIX, our ability to generate revenue and our financial condition will be adversely affected.
●	The continued commercial adoption of WAKIX and any other product candidates we develop will depend on the degree of their market acceptance.
●	We rely on our license agreements with Bioprojet to provide rights to the core intellectual property relating to pitolisant, and any termination or loss of significant rights under the agreement would adversely affect our development and/or commercialization of pitolisant.
●	Because a number of companies compete with us, many of which have greater resources than we do, and because we face rapid changes in science in our industry, we cannot be certain that our products will be accepted in the marketplace or capture market share.
●	Public health pandemics, including the COVID-19 pandemic, may result in disruptions to our commercialization, clinical trials, manufacturing and other business operations, which could have a material adverse effect on our business, financial condition, operating results, cash flows and prospects.
●	We have a limited operating history and history of commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and assess our future viability.
●	We may not be successful in our efforts to identify, in-license or acquire, discover, develop or commercialize additional product candidates, or identify other indications for pitolisant beyond EDS or cataplexy in adult patients with narcolepsy.
●	The regulatory approval process of the FDA is costly, lengthy and inherently unpredictable, and our business may be substantially harmed if experience insufficient results in the course of our business development or are ultimately unable to obtain regulatory approval for any of our ongoing development programs in other potential indications.
●	If we fail to obtain and sustain an adequate level of coverage and reimbursement for WAKIX and other product candidates by third-party payors, sales would be adversely affected.
●	We have made and may be required in the future to make significant payments to Bioprojet under our licensing and collaboration agreements for pitolisant.
●	Raising additional funds by issuing securities may cause dilution to existing shareholders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights to our technologies or product candidates.
●	WAKIX has been approved by the FDA for the treatment of EDS in adult patients with narcolepsy, and cataplexy in adult patients with narcolepsy. Regulatory approval is limited by the FDA to the specific indication for which approval has been granted and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing pitolisant for other indications. We may be subject to fines, penalties or injunctions if we are determined to have promoted or be promoting the use of pitolisant for unapproved or “off-label” uses, resulting in damage to our reputation and business.

●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
●	If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our current and future product candidates.
●	Our directors, officers and principal stockholders beneficially own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.
●	Future sales of our common stock in the public market, including sales by our directors, officers, or significant shareholders, could cause our share price to fall.

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

We believe that pitolisant’s ability to regulate histamine gives it the potential to provide therapeutic benefit in other rare neurological diseases that are mediated through H3 receptors and histamine signaling. We are taking a mechanism-based approach to managing the life cycle of pitolisant and identified idiopathic hypersomnia (“IH”), another central disorder of hypersomnolence like narcolepsy, as our next potential new indication for pitolisant. We received orphan drug designation by the FDA for IH in September 2023 and Fast Track Designation in November 2023. In April 2022, we initiated a Phase 3 registrational trial, the INTUNE Study, to evaluate the efficacy and safety of pitolisant in adult patients with IH. We completed enrollment in the INTUNE study in May 2023 and we announced topline data in October 2023. While the primary endpoint did not meet statistical significance, we believe the totality of the data showed favorable numerical trends for pitolisant in the treatment of adult patients with IH and we have scheduled a meeting with the FDA for March 2024 to discuss the path forward for IH. We are focusing our development efforts on other rare neurological disorders in which EDS is a prominent symptom, including Prader-Willi Syndrome (“PWS”) and myotonic dystrophy, otherwise known as dystrophia myotonica (“DM”). Based on the positive signals from the Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, an end-of-phase 2 meeting with the FDA was held in June 2023. We believe we aligned with the FDA on the proposed Phase 3 registrational study design for further investigation of pitolisant as a potential treatment to address the unmet medical need for children, adolescents and adults with PWS experiencing EDS, for which there is currently no approved treatment. In October 2023, we received FDA alignment regarding the protocol for the Phase 3 TEMPO study in patients with PWS, which we believe will satisfy the requirements for both the registrational trial and one of the two requirements for pediatric exclusivity for pitolisant, with the other requirement being data in pediatric narcolepsy. In February 2024, the FDA granted Orphan Drug designation to pitolisant for the treatment of PWS. We expect to initiate the Phase 3 study in the first quarter of 2024. In June 2021, we initiated a Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and announced positive topline results from this trial in the fourth quarter of 2023 in which clinically meaningful improvements were demonstrated in EDS and fatigue, and the safety profile was consistent with the established safety profile of pitolisant.

Our partner, Bioprojet completed a Phase 3 trial in pediatric patients with narcolepsy and submitted the trial data to the European Medicines Agency (the “EMA”) seeking approval for a pediatric narcolepsy indication. On January 26, 2023, Bioprojet received a positive opinion from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) and in March 2023, the EMA granted approval for the marketing authorization of WAKIX for the treatment of narcolepsy in children

6 and older. Based on the data from the positive Phase 3 trial conducted by Bioprojet, we submitted an sNDA for pediatric narcolepsy in December 2023. On February 21, 2024, we announced that the FDA has granted priority review of our pediatric narcolepsy sNDA and has set a Prescription Drug User Fee Act (“PDUFA”), or target action date, of June 21, 2024. We remain committed to obtaining pediatric exclusivity for WAKIX.

We also seek to expand our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients living with rare neurological diseases as well as patients living with other neurological diseases who have unmet medical needs. We are targeting assets that will allow us to further leverage the expertise and infrastructure that we have successfully built at Harmony so we can optimize the benefit of internal synergies. Consistent with this objective, in July 2022, we entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby we obtained exclusive rights to manufacture, use and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon the agreement of both parties. We have made progress in the development of two formulations, Next Gen 1 (“NG1”) and Next Gen 2 (“NG2”). Both formulations entered clinical studies in the fourth quarter of 2023, and we anticipate data in the first half of 2024.

In addition, on October 10, 2023, the Company completed a tender offer to acquire all of the outstanding shares of common stock (the “Zynerba Acquisition”) of Zynerba Pharmaceuticals, Inc. (together with its subsidiary, Zynerba Pharmaceutical Pty, Ltd., “Zynerba”) for $60.0 million, and incurred transaction related costs of approximately $2.6 million. Zynerba is a clinical-stage pharmaceutical company focused on innovative pharmaceutically produced transdermal cannabidiol therapies for orphan neuropsychiatric disorders, including Fragile X syndrome (“FXS”). The phase 3 RECONNECT registration study in FXS is ongoing.

In August 2021, we acquired HBS-102, a Melanin-concentrating hormone receptor 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. In connection with the acquisition, we made an upfront payment of $3.5 million and will be required to make certain payments upon the achievement of certain development milestones, regulatory milestones, and sales milestones and pay ongoing royalties upon commercialization. We acquired full development and commercialization rights for HBS-102 globally, but we have provided an indication-limited grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. We are conducting a preclinical proof-of-concept study to assess the effect of HBS-102 on hyperphagia, weight gain and other metabolic parameters in a mouse model of PWS and are also conducting a thirteen-week toxicology study. We anticipate data from both studies in the first half of 2024.

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

Our operations are conducted by our wholly owned subsidiaries, Harmony Biosciences, LLC, which was formed in May 2017 and Zynerba.

Narcolepsy Market Overview

Narcolepsy is a rare, chronic and debilitating neurological disorder of sleep-wake state instability that is estimated to affect approximately 170,000 Americans, with fewer than 50% diagnosed. Narcolepsy is characterized by EDS, which is present in all patients with narcolepsy and is the primary reason why patients seek treatment. EDS is the inability to stay awake or alert throughout the day, including an irrepressible need for sleep, with lapses into drowsiness or sleep, which has a significant impact on a patient’s ability to function. Additional symptoms of narcolepsy may include cataplexy (which is characterized by sudden and transient episodes of muscle weakness accompanied by full conscious awareness), hallucinations, sleep paralysis and disrupted nighttime sleep. In most patients, narcolepsy is caused by the loss of orexin/hypocretin, a neuropeptide in the brain that, along with histamine, works to support sleep-wake state stability. This disorder affects men and women equally, with typical symptom onset in adolescence or young adulthood; however, it can take up to a decade after onset of symptoms to be properly diagnosed. The U.S. narcolepsy market had an approximate net sales value of $2.5 billion in 2022. The market is expected to continue to grow based on several factors, including, but not limited to, the introduction of new innovative therapies that offer novel mechanisms of action resulting in improved safety/tolerability profiles while delivering clinically meaningful efficacy, additional investment in education, increased rates of diagnosis, and population growth.

Prior to the FDA’s approval of WAKIX in 2019, there were six approved medications to treat patients with narcolepsy, all of which are scheduled as controlled substances, and no new therapies had been approved for narcolepsy patients in the United States since 2007. These medications included Xyrem (sodium oxybate), Provigil (modafinil), Nuvigil (armodafinil), Ritalin (methylphenidate), Adderall (amphetamine salts) and Sunosi (solriamfetol). Following the approval of WAKIX, in July 2020 the FDA approved a new lower sodium formulation of Xyrem called Xywav, followed by generic versions of sodium oxybate in January 2023 and July 2023, as well as a once-nightly version of sodium oxybate (Lumryz) in June 2023. These approved drugs are prescribed in accordance with their individual labels for indications covering narcolepsy, cataplexy and/or EDS related to narcolepsy, and have demonstrated the ability to improve the lives of the patients suffering from these symptoms. In addition, Xywav was approved in August 2021 for the treatment of IH in adults. Other prescription drugs are used off-label for the treatment of either EDS or cataplexy in patients with narcolepsy, including stimulants for EDS and antidepressants for cataplexy. Despite the benefits provided by the available medications, according to the American Academy of Sleep Medicine (“AASM”), traditional stimulants, wake-promoting agents and sodium oxybate, at best, provide only moderate improvement in narcolepsy symptoms and side effects may limit their use. Some of the current therapies have significant side effects (such as increased heart rate and blood pressure) and boxed warnings due to the risk of respiratory depression, abuse, dependence and diversion. These therapies also have the potential for rebound and withdrawal symptoms. The Voice of the Patient report from the FDA’s patient-focused drug development initiative, published in 2014, concluded that, based on the overall benefit-risk assessment of current medications, there is a continued need for additional effective and tolerable treatment options for patients with narcolepsy. In a retrospective electronic chart review conducted by Rush University Medical Center from June 2011 to December 2018, over 75% (73 out of 97 respondents) of patients with narcolepsy reported at least one residual symptom while on their current treatment. In a third-party survey that we commissioned prior to the commercialization of WAKIX, of the 200 patients with narcolepsy who were surveyed, 86% (173 out of 200 respondents) of patients reported narcolepsy is a life changing disorder and 93% (157 out of 169 respondents) expressed frustration with current treatment options, while 31 patients were not on treatment and, as such, did not provide a response to this question. The main drivers of patients’ dissatisfaction were side effects and tolerability, loss of efficacy over time and concerns about abuse and dependence with current therapies.

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

Our Strategy

Our goal is to become a leading pharmaceutical company dedicated to developing and commercializing novel treatment options for patients living with rare neurological diseases and/or neurological diseases where we can leverage our existing infrastructure and expertise. The key elements of our corporate growth strategy are outlined below:

●	Continued Growth of WAKIX in Adult Patients with Narcolepsy.
o	Continued Commercialization of WAKIX in the United States. We have assembled a team of approximately 250 professionals who possess comprehensive life sciences experience. We have also established a robust company infrastructure to execute on our core business and growth strategies. This team includes over 80 dedicated and experienced sales professionals who call on the approximately 9,500 HCPs who treat more than 90% of narcolepsy patients in the United States. In November 2019, we launched commercial sales of WAKIX in the United States.
●	Advance the clinical development programs, extend the pitolisant franchise, expand the pipeline and diversify the product portfolio beyond sleep/wake disorders.
o	Pursue New Indications Beyond Narcolepsy. We believe that pitolisant’s novel MOA offers a portfolio in a product opportunity and has therapeutic potential in several other patient populations living with rare neurological diseases. We opened an IND for pitolisant for the treatment of IH in November 2021 and initiated a Phase 3 registrational trial, the INTUNE Study, in adult patients with IH in April 2022. We completed enrollment in the INTUNE study in May 2023 and we announced topline data in October 2023. While the primary endpoint did not meet statistical significance, we believe the totality of the data showed favorable numerical trends for pitolisant in the treatment of adult patients with IH. Pitolisant received Orphan Drug designation for IH by the FDA in September 2023 and Fast Track Designation in November 2023. We submitted a meeting request to the FDA in the fourth quarter of 2023 to discuss the path forward and we have scheduled a meeting with the FDA in March 2024. We opened an IND for pitolisant for the treatment of PWS in November 2019 and completed a Phase 1 PK clinical trial in pediatric patients with PWS in December 2019. We then initiated a long-term, open-label safety trial in those patients who participated in the Phase 1 PK trial. In December 2020, we initiated a Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, and based on the positive signals from the data, an end-of-phase 2 meeting with the FDA was held in June 2023. We believe we aligned with the FDA on the proposed Phase 3 registration study design for further investigation of pitolisant as a potential treatment to address the unmet medical need for children, adolescents and adults with PWS experiencing EDS, for which there is currently no approved treatment. In October 2023, we received FDA alignment regarding the protocol for the Phase 3 TEMPO study in patients with PWS, which we believe will satisfy the requirements for both the registrational trial and one of the two requirements for pediatric exclusivity, with the other requirement being data in pediatric narcolepsy. In February 2024, the FDA granted Orphan Drug designation to pitolisant for the treatment of PWS. We expect to initiate the Phase 3 study in the first quarter of 2024. In June 2021, we initiated a Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and announced topline results from this trial in the fourth quarter of 2023 in which clinically meaningful improvements were demonstrated in EDS and fatigue, and the safety profile was consistent with the established safety profile of pitolisant.
o	Expand WAKIX Label in Narcolepsy. Building upon the EDS and cataplexy indications in adult patients with narcolepsy, we are working with our partner Bioprojet in gaining a pediatric indication for both EDS and cataplexy. Bioprojet completed a Phase 3 trial in pediatric patients with narcolepsy and submitted the data to the EMA seeking approval for a pediatric narcolepsy indication. On January 26, 2023, Bioprojet received a positive opinion from the EMA’s CHMP and in March 2023, EMA granted approval for the marketing authorization of WAKIX for the treatment of narcolepsy in children 6 and older. Based on the data from the positive Phase 3 trial conducted by Bioprojet, we submitted an sNDA for pediatric narcolepsy in December 2023. On February 21, 2024, we announced that the FDA has granted priority review of our pediatric narcolepsy sNDA and has set a PDUFA, or target action date, of June 21, 2024.
o	Pursue Pediatric Exclusivity. We continue to pursue pediatric exclusivity, and we recently received feedback from the FDA regarding our request for a pediatric written request (“PWR”). We plan to prepare a proposed pediatric study request (“PPSR”) for submission to the FDA in order to align with the agency, in pursuit of pediatric exclusivity for WAKIX. We remain committed to obtaining pediatric exclusivity for WAKIX and the submission of a pediatric sNDA in the fourth quarter of 2023 and the planned initiation of a Phase 3 study in PWS in the first quarter of 2024 are consistent with our efforts to obtain pediatric exclusivity.
o	Expand Pitolisant Franchise Potentially up to 2040 and Beyond. Pursuant to the 2022 LCA with Bioprojet, we have made progress in the development of two new formulations of pitolisant, NG1 and NG2. Both formulations entered into clinical studies in the fourth quarter of 2023 and we anticipate data in the first half of 2024.
o	Expand and Diversify our Product Portfolio. As we continue our commercial growth and advancement of our clinical development programs with pitolisant, a key component of our strategy is to expand our pipeline and diversify our portfolio beyond sleep/wake disorders by partnering, co-developing or acquiring assets focused on rare neurological diseases and/or other neurological diseases serving patients with unmet medical needs that are complementary to our existing research and development expertise and/or commercial footprint. Consistent with this objective, in October 2023, we acquired Zynerba, a clinical-stage pharmaceutical company focused on innovative pharmaceutically produced transdermal cannabidiol therapies for orphan neuropsychiatric disorders, including FXS. The phase 3 RECONNECT registration study in FXS is ongoing.
●	Maintain disciplined capital allocation strategy to maximize shareholder value.
o	Execute on Businesses Development Opportunities. We believe that with our existing cash, cash equivalents and investments on hand as of December 31, 2023, we are well positioned to execute on any business development opportunity to build out a robust pipeline.
o	Share Repurchase Program. We continue to opportunistically execute our share repurchase program to return value to shareholders.

Our Commercialization Strategy

We launched WAKIX into the narcolepsy market in November 2019 and we continue to engage with HCPs, patients and payors through the focused commercialization strategy outlined below to optimize adoption of WAKIX in the marketplace:

●	HCP Awareness and Adoption: To facilitate HCP awareness and adoption of WAKIX, we have deployed our dedicated, over 80-person sales team to educate a defined prescriber base of approximately 9,500 HCPs comprised of neurologists, pulmonologists, sleep specialists, psychiatrists and high-prescribing primary care physicians who specialize in or focus on sleep disorders. We believe these HCPs diagnose and treat more than 90% of the narcolepsy patients in the United States. We began our commercial HCP outreach in August 2019 following FDA approval of WAKIX for the treatment of EDS in adult patients with narcolepsy and our efforts continue following the approval of the cataplexy indication in October 2020.
●	Patient Awareness: It is estimated that narcolepsy affects approximately 170,000 Americans with fewer than 50% diagnosed. Of those living with narcolepsy in the United States, it is estimated that fewer than 40,000 are on narcolepsy medications, which we believe indicates a significant unmet medical need. To drive patient awareness of WAKIX and its differentiated product profile, we have been communicating with the narcolepsy patient community and providing them with educational materials and information on WAKIX.
●	Payor Coverage: Recognizing the importance of payor coverage, our field market access team has been engaging with national and regional payors over the past four plus years to educate them on the clinical data and value proposition of WAKIX. Through December 31, 2023, we have secured formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States. Within these covered lives, we have observed favorable access to WAKIX subsequent to the expanded approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020.

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

As of December 31, 2023, we continued to see growth in unique HCPs prescribing WAKIX since it became available in November 2019. The average number of patients on WAKIX in the fourth quarter of 2023 was approximately 6,150. Additionally, as of December 31, 2023, we had secured formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States. Within these covered lives, we observed favorable access to WAKIX subsequent to the expanded approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020.

Our Development Pipeline

Development Pipeline Chart

1.	Trial conducted by Bioprojet; received EMA approval on March 15, 2023.

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

We have continued to seek new indications in rare neurological disease patient populations that have EDS as a prominent symptom, along with other symptoms mediated by CNS histamine signaling. We opened an IND for pitolisant for the treatment of IH in November 2021 and initiated a Phase 3 registrational trial, the INTUNE Study, in April 2022. We completed enrollment in the INTUNE study in May 2023 and we announced topline data on October 11, 2023. While the primary endpoint did not meet statistical significance, we believe the totality of the data showed favorable numerical trends for pitolisant in the treatment of adult patients with IH. We submitted a meeting request to the FDA in the fourth quarter of 2023 to discuss the path forward and we anticipate a meeting with the FDA towards the end of the first quarter of 2024. We plan to interact with the FDA to determine next steps. We opened an IND for pitolisant for the treatment of PWS in November 2019 and completed a Phase 1 PK clinical trial in pediatric patients with PWS in December of 2019. We then initiated a long-term, open-label safety trial in those patients who participated in the Phase 1 PK trial. In December 2020, we initiated a Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, including behavioral symptoms and cognitive impairment. Topline results from this clinical proof-of-concept trial were reported in November 2022 and showed a positive signal on improvement in the primary outcome related to EDS. An end-of-phase 2 meeting with the FDA was held in June 2023. We believe we aligned with the FDA on the proposed Phase 3 registration study design to support investigation of pitolisant as a potential treatment to address the unmet medical need for children, adolescents and adults with PWS experiencing EDS, for which there is currently no approved treatment. In October 2023, we received FDA alignment regarding the protocol for the Phase 3 TEMPO study in patients with PWS, which will satisfy the requirements for both the registrational trial and one of the requirements for pediatric exclusivity, with the other requirement being data in pediatric narcolepsy. In February 2024, the FDA granted Orphan Drug designation to pitolisant for the treatment of PWS. We expect to initiate the Phase 3 study in the first quarter of 2024. In June 2021, we initiated a Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and announced topline results from this trial in the fourth quarter of 2023 in which clinically meaningful improvements were demonstrated in EDS and fatigue, and the safety profile was consistent with the established safety profile of pitolisant.

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

The Phase 3 double-blind, placebo controlled randomized withdrawal study evaluated the safety and efficacy of pitolisant compared with placebo in adult patients with IH (ages ≥18 years) The study consisted of an 8-week Open-Label Phase, which included a 6-week Dose Optimization Period followed by a 2-week Stable Dose Period. Patients determined to be responders at the end of the Stable Dose Period entered the Double-Blind Randomized Withdrawal Phase of the study for 4 weeks of blinded treatment with pitolisant (at the same dose administered in the Stable Dose Period) or matching placebo. The primary efficacy endpoint in the study was the change in the Epworth Sleepiness Scale (ESS) score from the end of the Stable Dose Period (Week 8) to the end of the 4-week Double-Blind Randomized Withdrawal Phase (Week 12) for pitolisant compared with placebo. Secondary efficacy endpoints evaluated the effect of pitolisant on other symptoms of IH, including overall burden of disease, sleep-related impairment, sleep inertia, and cognitive function. Patients who completed the trial are eligible to participate in an open-label extension phase to assess the long-term safety and effectiveness of pitolisant in adult patients with IH.

We completed enrollment in the INTUNE study in May 2023 and we announced topline data in October 2023. Topline study results include:

●	Approximately 83% of patients who completed the 8-week open-label treatment period with pitolisant were responders (as defined by a decrease on the ESS of ≥3 points) and experienced a robust clinical response, with an average ESS change from baseline of – 9.4 points.
●	A positive trend favoring pitolisant was observed during the 4-week double-blind randomized withdrawal period, however no statistically significant difference was observed between pitolisant and placebo groups on ESS, the primary endpoint.
●	Positive trends favoring pitolisant were also observed across additional prespecified endpoints including the IH Severity Scale, which approached statistical significance, as well as on the Sleep Inertia Questionnaire. Further data analyses are being conducted.
●	Approximately 88% of patients in the Double-Blind Randomized Withdrawal Phase continued into a long-term extension study, which is ongoing.
●	The safety and tolerability profile of pitolisant in adult patients with idiopathic hypersomnia was consistent with the established safety profile and no new safety signals were observed.

While the primary endpoint did not meet statistical significance, we believe the totality of the data showed favorable numerical trends for pitolisant in the treatment of adult patients with IH. We are currently analyzing the full data set and we have scheduled a meeting with the FDA for March 2024 to discuss the path forward for IH.

Prader-Willi Syndrome

PWS is a rare genetic disorder caused by a loss of function of specific genes on chromosome 15 resulting in hypothalamic dysfunction and decreased levels of orexin/hypocretin in some patients with PWS. The hypothalamus controls both sleep-wake states and hunger-satiety; therefore, two of the main symptoms in patients with PWS are EDS and hyperphagia. Other features include low muscle tone, short stature, behavioral problems and cognitive impairment. It is estimated that approximately 15,000 to 20,000 people in the United States suffer from PWS, and over half of those suffering from PWS experience EDS. We opened an IND for pitolisant for the treatment of PWS in November 2019 and completed a Phase 1 PK clinical trial in pediatric patients with PWS in December of 2019. We then initiated a long-term, open-label safety trial in those patients who participated in the Phase 1 PK trial. In December 2020, we initiated a Phase 2 proof-of-concept clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, including behavioral symptoms and cognitive impairment. Topline results from this clinical proof-of-concept trial were reported in November 2022 and showed a positive signal on improvement in the primary outcome related to EDS.

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

We have collaborated with the Foundation for Prader-Willi Research (the “FPWR”) to advance our clinical program and underscore our commitment to this patient population. We are members of the FPWR Clinical Trials Consortium and are working with members of its Scientific Advisory Board to gain their insights for our development program. Progress to date includes (i) opening an IND for PWS in October 2019, (ii) completion of a Phase 1 PK trial in patients with PWS in December 2019, with patients actively rolling over into an open-label, long-term safety trial, and (iii) completion of a Phase 2 proof-of-concept signal detection clinical trial with topline data reported in November 2022.

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

Based on the positive signals from the data from our Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, an end-of-phase 2 meeting with the FDA was held in June 2023. We believe we aligned with the FDA on the proposed Phase 3 study design to support further investigation of pitolisant as a potential treatment to address the unmet medical need for children, adolescents and adults with PWS experiencing EDS, for which there is currently no approved treatment. In October 2023, we received FDA alignment regarding the protocol for the Phase 3 TEMPO study in patients with PWS, which we believe will satisfy the requirements for both the registrational trial and one of the requirements for pediatric exclusivity, with the other being data in pediatric narcolepsy. In February 2024, the FDA granted Orphan Drug designation to pitolisant for the treatment of PWS. We expect to initiate the Phase 3 TEMPO study in the first quarter of 2024.

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

The therapeutic application of pitolisant may provide benefits across the key symptoms of EDS and fatigue which are often among the chief complaints of patients with DM. In a survey of 451 DM1 patients, daytime sleepiness and fatigue were second only to muscle weakness in symptom prevalence and impact. Our clinical program is designed to demonstrate effect on measures of EDS and fatigue, as well as assess performance related to cognitive function, such as attention, vigilance and working memory. Progress to date includes working with key opinion leaders to develop the scientific rationale for the investigation of pitolisant in patients with DM, development of a Phase 2 clinical protocol, submission of an IND at the end of 2020, the opening of an IND in January 2021, and initiation of a Phase 2 proof-of-concept clinical trial in adult patients with DM1 in June of 2021. We announced topline results for the Phase 2 proof-of-concept clinical trial in the fourth quarter of 2023.

The Phase 2 proof-of-concept clinical trial was a randomized, double-blind, placebo-controlled trial to assess the safety and efficacy of pitolisant in adult patients with DM1 ages 18 to 65. It was not powered to demonstrate statistical significance and was designed for signal detection. Thirty patients were enrolled at 20 sites across the United States and Canada. Patients were randomized to low-dose pitolisant, high-dose pitolisant, or placebo in a 1:1:1 treatment ratio and titrated over three weeks up to their randomized dose, followed by eight weeks of stable dosing. The primary trial objective was to assess for improvement in EDS as measured by the Daytime Sleepiness Scale (DSS). Secondary endpoints include assessments of fatigue as well as specific measures of cognitive function using validated computer-based assessments. Clinician and patient global impression of disease severity using the CGI-S and PGI-S, respectively, were measured as well as disease-specific patient assessments of overall disease burden. Plasma samples were collected to generate pharmacokinetic data and a PK/PD analysis were performed. Patients who completed the trial are eligible to participate in an open-label extension phase to assess the long-term safety and effectiveness of pitolisant in adult patients with DM1.

Topline study results include:

●	Clinically meaningful improvements were demonstrated in EDS as measured by DSS, ESS, and Clinical Global Impression of Severity (CGI-S) of EDS.
o	On DSS, the mean change from baseline to end of double-blind period was -2.5 and -1.0 for the higher dose and lower dose pitolisant treatment groups, respectively, compared to -0.2 for placebo.
o	On ESS, the mean change from baseline to end of double-blind period was -4.88 for the higher dose pitolisant treatment group compared to -0.10 for placebo.

o	On CGI-S, the mean change from baseline to end of double-blind period was -0.9 for the higher dose pitolisant treatment group compared to -0.1 for placebo.
●	Clinically meaningful improvements were demonstrated for fatigue as measured by the Fatigue Severity Scale (FSS).
o	On FSS, the mean change from baseline to end of double-blind period was -0.86 and -0.36 for the higher dose and lower dose pitolisant treatment groups, respectively, compared to -0.13 for placebo.
●	A clear and consistent dose-response was demonstrated with the higher dose pitolisant group showing a greater response than the lower dose group across the study endpoints.
●	Safety and tolerability profile in adult patients with DM1 was consistent with the established safety profile of pitolisant with no new safety signals detected and no serious adverse events reported.

These results represent the initial topline data. The full dataset from this trial will include findings from other secondary outcomes, including the Myotonic Dystrophy Health Index (MDHI), cognitive functions, and the safety and effectiveness of pitolisant from the ongoing Open-Label Extension (OLE) Phase. We are currently evaluating the full data set and determining next steps.

Label Expansion of WAKIX in Narcolepsy

Pediatric Narcolepsy

Approximately 5% of diagnosed narcolepsy patients (approximately 3,600 patients in the U.S.) are under the age of 18 years. Symptoms often have a more profound effect in children, resulting in reduced function and greater psychological impact. Until the fourth quarter of 2018, no treatments were approved for pediatric patients with narcolepsy, at which time Xyrem received an expanded indication for the treatment of cataplexy or EDS in patients seven years of age or older with narcolepsy. Xywav (low sodium formulation of Xyrem) received the same indication in July 2020.

We are working with our partner Bioprojet in gaining a pediatric indication for both EDS and cataplexy. On January 26, 2023, Bioprojet received a positive opinion from the EMA’s CHMP and in March 2023, the EMA granted approval for the marketing authorization of WAKIX for the treatment of narcolepsy in children 6 and older.  Based on the data from the positive Phase 3 trial conducted by Bioprojet, we submitted an sNDA for pediatric narcolepsy in December 2023. On February 21, 2024, we announced that the FDA has granted priority review of our pediatric narcolepsy sNDA and has set a PDUFA, or target action date, of June 21, 2024.

Pediatric Exclusivity

We remain committed to obtaining pediatric exclusivity for WAKIX. Our recent efforts regarding pediatric exclusivity include the submission of the pediatric sNDA and the planned initiation of a Phase 3 study in PWS in the first quarter of 2024.

Expand Pitolisant Franchise Potentially up to 2040 and Beyond

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

We have made progress in the development of two formulations, NG1 and NG2. Both formulations entered clinical studies in the fourth quarter of 2023 and we anticipate data in the first half of 2024.

Expansion and Diversification of our Product Portfolio

Zynerba

On October 10, 2023, we completed a tender offer to acquire all of the outstanding shares of common stock of Zynerba, a clinical-stage pharmaceutical company focused on innovative pharmaceutically produced transdermal cannabidiol therapies for orphan neuropsychiatric disorders, including FXS and 22q.

Zynerba’s lead candidate, ZYN002, is the first-and-only pharmaceutically manufactured synthetic cannabidiol. It is a non-euphoric cannabidiol formulated as a patent-protected permeation-enhanced gel for transdermal delivery through the skin and into the circulatory system. The product is manufactured through a synthetic process in a cGMP facility and is not extracted from the cannabis plant. ZYN002 does not contain THC, the compound that causes the euphoric effect of cannabis, and has the potential to be a nonscheduled product if approved.

Cannabidiol, the active ingredient in ZYN002, has been granted orphan drug designation by the FDA and the EMA for the treatment of FXS and for the treatment of 22q deletion syndrome (“22q”). Additionally, ZYN002 has received FDA Fast Track designation for the treatment of behavioral symptoms in patients with FXS. ZYN002 has the potential to serve 80,000 U.S. patients who are diagnosed with FXS and another 80,000 diagnosed with 22q.

FXS is a rare genetic disorder that is the leading known cause of both inherited intellectual disability and autism spectrum disorder, affecting 1 in 3,600 to 4,000 males and 1 in 4,000 to 6,000 females. The disorder negatively affects synaptic function, plasticity and neuronal connections, and results in a spectrum of intellectual disabilities and behavioral symptoms, such as social avoidance and irritability. There are approximately 80,000 people in the United States and approximately 121,000 people in the European Union and UK living with FXS. There is a significant unmet medical need in patients living with FXS as there are currently no FDA approved treatments for this disorder.

FXS is caused by a mutation in FMR1, a gene which modulates a number of systems, including the endocannabinoid system, and most critically, codes for a protein called FMRP. The FMR1 mutation manifests as multiple repeats of a DNA segment, known as the CGG triplet repeat, resulting in deficiency or lack of FMRP. FMRP helps regulate the production of other proteins and plays a role in the development of synapses, which are critical for relaying nerve impulses, and in regulating synaptic plasticity. In people with full mutation of the FMR1 gene, the CGG segment is repeated more than 200 times, and in most cases causes the gene to not function. Methylation of the FMR1 gene also plays a role in determining functionality of the gene. In approximately 60% of patients with FXS, who have complete methylation of the FMR1 gene, no FMRP is produced, resulting in dysregulation of the systems modulated by FMRP.

Based on the data from the Phase 2 CONNECT study, the Phase 3 registration study, RECONNECT, was designed to evaluate the safety and efficacy of ZYN002 in FXS. This study is currently ongoing and we are evaluating the timelines for the completion of the study.

22q is a disorder caused by a small missing piece of the 22nd chromosome. The deletion occurs near the middle of the chromosome at a location designated q11.2. It is considered a mid-line condition, with physical symptoms including characteristic palate abnormalities, heart defects, immune dysfunction, and esophageal / GI issues, as well as debilitating neuropsychiatric and behavioral symptoms, including anxiety, social withdrawal, ADHD, cognitive impairment and autism spectrum disorder. It is estimated that 22q occurs in one in 4,000 live births, suggesting that there are approximately 80,000 people living with 22q in the United States and 129,000 people living with 22q in the European Union and the UK. Patients with 22q deletion syndrome are managed by multidisciplinary care providers, and there are currently no FDA approved treatments for this disorder.

An open-label phase 2 proof-of-concept study showed positive signals for ZYN002 in the treatment of behavioral symptoms associated with 22q. We are currently evaluating the data and are planning further development of ZYN002 in 22q.

HBS-102

In August 2021, we acquired HBS-102 along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. We acquired full development and commercialization rights globally, but we have provided a grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. HBS-102 is a Melanin-concentrating hormone (“MCH”) receptor 1 (MCHR1) antagonist and a potential first-in-class molecule with a novel mechanism of action. MCH neurons are located in the hypothalamus and are involved in the regulation of feeding behavior, energy metabolism and control of REM sleep, among other centrally mediated functions. We are currently conducting a preclinical proof-of-concept study to assess the impact of HBS-102 on hyperphagia, weight gain, and other metabolic parameters in a knockout mouse model of PWS and are also conducting a thirteen-week toxicology study. We anticipate data from both studies in the first half of 2024.

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

WAKIX competes with currently FDA-approved products for the treatment of EDS or cataplexy in adult patients with narcolepsy, all of which are controlled substances. Jazz Pharmaceuticals’ Xyrem (sodium oxybate) is an FDA-approved product for the treatment of cataplexy or EDS in patients 7 years of age and older with narcolepsy. Xyrem is a Schedule III controlled substance available only through a restricted access REMS program. Xywav, a lower sodium formulation of Xyrem, was approved in July 2020, (became commercially available in November 2020), and is also a Schedule III controlled substance subject to the same restricted access REMS program as Xyrem. Provigil and Nuvigil, which are Schedule IV WPAs, and stimulants such as methylphenidate and amphetamine (both Schedule II controlled substances), are approved for the treatment of EDS in narcolepsy. Anti-depressants and certain other agents are sometimes used off-label for the treatment of cataplexy in narcolepsy. Axsome’s Sunosi (solriamfetol) was approved by the FDA in March 2019 and launched in July 2019. Sunosi (solriamfetol) is a Schedule IV controlled substance and is indicated to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea. It is not indicated for cataplexy in patients with narcolepsy. Additionally, Avadel Pharmaceuticals launched a once nightly formulation version of sodium oxybate in June 2023. As of January 2023, Xyrem is now available as generic sodium oxybate – one version is marketed by Hikma Pharmaceuticals through their agreement with Jazz Pharmaceuticals (launched in January 2023), and the other version is marketed by Amneal Pharmaceuticals through their agreement with Jazz Pharmaceuticals (launched in July 2023). Other potential future competitive products are currently in development, including Axsome Therapeutics’ AXS-12 (reboxetine) product candidate, Suven Life Sciences’ SUVN-G3031 H3 inverse agonist product candidate, NLS Pharmaceutics mazindol ER product candidate and orexin 2 receptor agonist product candidates from Takeda, Jazz Pharmaceuticals/Sumitomo Pharma and Alkermes among others.

We believe WAKIX offers a meaningfully differentiated product profile that is competitive with each of the products listed above, some of which are only approved for EDS while others (Xyrem, Xywav, Lumryz and generic sodium oxybate) are approved for the treatment of both EDS or cataplexy in patients with narcolepsy. It should be noted that WAKIX has not been compared with these products in head-to-head clinical trials, but its non-scheduled status represents a distinct competitive advantage relative to those same products. Additionally, WAKIX is priced lower than Xyrem, Xywav, Lumryz and generic sodium oxybate, which we believe is a competitive advantage for WAKIX and may contribute to third-party payor preferences for WAKIX relative to each version of sodium oxybate. Conversely, WAKIX is priced higher than other competitors such as Provigil (modafinil), Nuvigil, Sunosi (armodafinil) and certain generic competitors, such as methylphenidate and amphetamine, which may contribute to third-party payor preferences for those lower-priced treatment options relative to WAKIX.

Manufacturing, Supply and Distribution

We sell WAKIX to, a limited number of specialty distributors, that, in turn, distribute WAKIX to patients. We do not currently own or operate facilities for product manufacturing, storage and distribution, or testing, but we have contracted directly with third parties for each of these functions.

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

Our current supply chain for WAKIX involves several manufacturers that specialize in specific operations of the manufacturing process, specifically, intermediate and starting material manufacturing, drug substance manufacturing, and drug product manufacturing, labeling and secondary packaging, and distribution services:

●	Interor S.A. manufactures our BF4 and BF6 intermediate and starting material used in the active pharmaceutical ingredient (“API”).
●	Corden Pharma Chenôve SAS, a full-service contract development and manufacturing organization (“CDMO”) manufactures our API.
●	Patheon UK Limited, a CDMO owned by Thermo Fisher Scientific Inc., manufactures our finished product tablets and fills them into unlabeled bottles.
●	Pharma Packaging Solutions, LLC dba Tjoapack, LLC, handles our labeling and secondary packaging.
●	Cardinal Health, Inc. is our third-party logistics provider.
●	Inmar Rx Solutions, Inc., an advanced technology and data analytics company, specializes in reverse distribution of our product and manages our pharmaceutical returns and product recall, if needed.

Customers and Suppliers

For the year ended December 31, 2023, three customers accounted for 100% of gross product revenue; Caremark LLC accounted for 37% of gross product revenue; PANTHERx Specialty Pharmacy LLC accounted for 31% of gross product revenue; and Accredo Health Group, Inc. accounted for 32% of gross product revenue. We also depend on a single source supplier for our product, product candidates and active pharmaceutical ingredient.

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

We paid Bioprojet an initial license fee of $150.0 million, a milestone payment of $50.0 million upon FDA acceptance of the NDA in February 2019, and a milestone payment of $75.0 million plus an additional $2.0 million fee for approval of the NDA in November 2019. In October 2020, we paid $2.0 million to Bioprojet to extend the Cataplexy Milestone Payment due date to within 90 days. In January 2021, we made the $100.0 million Cataplexy Milestone Payment in full to Bioprojet. The final milestone payment of $40.0 million was paid to Bioprojet in March 2022 upon the attainment of aggregate net sales of WAKIX in the United States of $500.0 million subsequent to the date of NDA approval by the FDA. Pursuant to the 2017 LCA, we agreed to pay royalties on the net sales of the product at tiered royalty rates of 13% to 24% based on annual total net sales during the period commencing on first commercial sale of the product and ending on the latest of 10 years from first commercial sale of the product, expiration of all regulatory exclusivity, or expiration of the last Bioprojet patent covering the product. Such royalty payments are subject to reductions based on royalties paid to any third party in order for us to commercialize the product. We also agreed to pay royalties on net sales of the product at a rate of 3% in consideration for a trademark license based on net sales for 20 years after first commercial sale of the product. We further agreed to pay minimum royalties during the third through tenth year of the Bioprojet License Agreement if the product is approved for narcolepsy to the extent such minimum royalties exceed the royalties payable as described above, which minimum amounts were calculated based on sales materially below our sales forecast.

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

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our products and product candidates.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice (“GLP”) regulations and other applicable regulations;
●	submission to the FDA of an IND which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) or ethics committee at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (“GCP”) regulations to evaluate the safety and efficacy of the proposed drug product for each indication;
●	submission to the FDA of an NDA after completion of all pivotal trials;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
●	satisfactory completion of potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
●	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical Studies

Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. An IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the trial includes an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs, which include, among other things, the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and a separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected serious adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Furthermore, an independent IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on their www.clinicaltrials.gov website.clinicaltrials.gov.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
●	Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and appropriate dosage.
●	Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of efficacy and to further test for safety, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Specifically, the FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the PDUFA guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.

The FDA also may require submission of a REMS to ensure that the benefits of the drug outweigh its risks. The REMS could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. The FDA will not approve the NDA without an approved REMS, if required.

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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. Even with the resubmission of the application with this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

FDA Expedited Development and Review Programs

The FDA has a number of programs intended to expedite the development or review of a marketing application for an investigational drug. For example, the fast-track designation program is intended to expedite or facilitate the process for developing and reviewing product candidates that meet certain criteria.  Specifically, investigational drugs are eligible for fast-track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a fast-track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. With regard to a fast track product candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast-track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any product candidate submitted to the FDA for approval, including a product candidate with a fast-track designation or breakthrough designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review. An NDA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an NDA designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, depending on the design of the applicable clinical trials, a product candidate may be eligible for accelerated approval. Specifically, drugs intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials and may require that such confirmatory trials be underway prior to granting accelerated approval. Drugs receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory trials in a timely manner or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition of accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast-track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, and advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims are subject to further FDA review and approval. There also are continuing, annual program user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and these certain state agencies for compliance with cGMPs and other laws and regulations. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
●	mandated modification of promotional materials and labeling and the issuance of corrective information, safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warning or other safety information about the product;
●	fines, warning letters, untitled letters, or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

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

Marketing Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”) or an NDA submitted under Section 505(b)(2) (“505(b)(2) NDA”) submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of non-patent data exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same disease or condition, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the disease or condition for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a competing product for seven years if a competitor obtains approval of the “same drug,” as defined by the FDA, or if the active moiety of the product candidate is determined to be contained within the competitor’s product for the same disease or condition. In addition, if an orphan designated product receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan exclusivity.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives)  and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

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

In Europe, the General Data Protection Regulation (“GDPR”), went into effect in May 2018 and imposes stringent data protection requirements for controllers and processors of personal data of persons within the European Economic Area (“EEA”). The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”) which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. European data protection authorities may interpret the GDPR, UK GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and Congressional legislative challenges to certain aspects of the ACA. On June 17, 2021 the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Other legislative changes have also been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which was temporarily suspended from May 1, 2020 through March 31, 2022 under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and further reduced payments to several types of Medicare providers. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

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

The Inflation Reduction Act of 2022, or IRA, which was signed into law on August 16, 2022, included several provisions to reduce drug spending by the federal government and reduce out-of-pocket costs for patients on Medicare. This legislation requires that the federal government negotiate prices for some drugs covered under Medicare Part B and Part D with the highest total spending, beginning in 2026. It also requires manufacturers to pay rebates back to the federal government if the price of their medications for Medicare beneficiaries rises faster than inflation. The legislation also placed a cap on out-of-pocket costs for Medicare Part D enrollees and shifted the cost of supplying these medications to manufacturers and plans. Eligibility for the Medicare Part D Low-Income Subsidy Program was also expanded under the legislation, and it further delayed the implementation of the Trump Administration’s drug rebate rule to 2027. The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

Facilities

Our corporate headquarters are located at 630 W. Germantown Pike Plymouth Meeting, Pennsylvania. In December 2020, we leased additional office space at this same location, which increased our footprint to approximately 35,781 square feet of office space. As of December 31, 2023, 85 of our employees are located at our corporate headquarters. Pursuant to our Right of Use Agreement with Paragon, we also utilize office space at 330 N. Wabash Ave, Suite 3500, Chicago, Illinois 60611, where 8 of our employees are located.

Human Capital Management

As of December 31, 2023, we have 246 full-time employees, 127 who are dedicated to commercial functions, which includes sales, marketing, market access, commercial operations, and insights, and 65 who are dedicated to research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Corporate Information

Our principal executive offices are located at 630 W. Germantown Pike, Plymouth Meeting, PA 19462, and our telephone number is (484) 539-9800. Our internet website is www.harmonybiosciences.com. We routinely make important information available on our website free of charge, including copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. We recognize our website as a key channel of distribution to reach public investors and as a means of disclosing material non-public information to comply with our disclosure obligations under Regulation FD. Information contained on our website shall not be deemed incorporated into, or to be part of this Annual Report on Form 10-K, and any website references are not intended to be made through active hyperlinks.

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

Risks Related to Our Business

We are substantially dependent on the commercial success of our only approved product, WAKIX. If we are unable to maintain or increase sales of WAKIX, our ability to generate revenue and our financial condition will be adversely affected.

Historically, our business has been substantially dependent on WAKIX and our financial results have been significantly influenced by sales of WAKIX, which was approved for the treatment of EDS in adult patients with narcolepsy in August 2019 and for the treatment of cataplexy in adult patients with narcolepsy in October 2020. In addition to the risks discussed elsewhere in this section, our ability to generate revenue from sales of WAKIX depends on a number of factors, including, but not limited to:

●	the effectiveness of our sales and marketing strategy and operations, and obtaining market acceptance of WAKIX, including garnering market share from existing and future treatment alternatives;
●	maintaining compliance with all regulatory requirements applicable to WAKIX and our commercial activities, including the post-marketing requirements and post-marketing commitments required by the FDA;
●	increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third-party payors, including our ability to maintain adequate coverage and reimbursement for WAKIX;

●	the continued acceptability of the safety profile of WAKIX and the occurrence of any unexpected side effects, adverse reactions or misuse, including the potential business impact of withdrawing the product (either voluntarily or as mandated by the FDA), loss of support by the advocacy communities or loss of positive corporate reputation resulting in unfavorable media coverage;
●	successfully managing third-party service providers involved in the manufacturing and development of pitolisant;
●	successfully completing the development of pitolisant in other indications by demonstrating safety, tolerability and efficacy profiles that are satisfactory to the FDA;
●	obtaining regulatory approvals to market pitolisant for other indications;
●	complying with the terms of the license agreement with Bioprojet;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding the portfolio of intellectual property rights, including patents, trade secrets and knowhow, especially in light of potential competition from generic versions of pitolisant; and
●	attracting, hiring and retaining qualified personnel.

In our efforts to market WAKIX for the treatment of EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy, our revenue is dependent, in part, on the size of the markets in the United States, or in other territories where we may seek and obtain regulatory approval, the number of competitors in such markets, the acceptance of the price of WAKIX in those markets and the ability to obtain reimbursement at any price. If the number of our addressable patients is not as large as we estimate or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of WAKIX. If we are not able to generate substantial revenue from the sale of WAKIX, we may not remain profitable.

The continued commercial success of WAKIX and any other product candidates we develop will depend on the degree of their market acceptance.

Even with the requisite approvals from the FDA and other regulatory authorities, the continued commercial success of WAKIX for the treatment of EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy, and any other indications and product candidates we may develop, will depend on the degree of their acceptance by physicians, patients, third-party payors and others in the medical community. If WAKIX or any other product candidates we develop do not achieve an adequate level of market acceptance, we may not generate significant product revenue or any profits from operations. The degree of market acceptance of WAKIX or any other product candidates we develop, if approved for commercial sale, will depend on a number of factors, some of which are beyond our control, including:

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

Our license and commercialization agreements also impose on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. For example, under the 2017 LCA and 2022 LCA, we cannot, directly or indirectly, develop, market, sell, promote or file an NDA with respect to any product that would compete with pitolisant in the field. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Bioprojet, and Bioprojet may have the right to terminate our license, which would result in us being unable to develop, manufacture and sell pitolisant and would materially adversely affect our business.

We may not be successful in our efforts to identify, in-license or acquire, discover, develop or commercialize additional product candidates, or identify other indications for pitolisant beyond EDS or cataplexy in adult patients with narcolepsy.

Although a substantial amount of our effort is focused on the commercialization of WAKIX for the treatment of EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy, we also may seek to identify, in-license or acquire, discover, develop and commercialize additional product candidates in the rare neurological disorders field, such as our recent acquisition of Zynerba’s pipeline, and to identify other indications for pitolisant beyond the treatment of EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy. We cannot assure you that our efforts to do so will be successful. Even if we are successful at in-licensing or acquiring additional product candidates, their requisite development activities may require substantial resources, and we cannot assure you that these development activities will result in regulatory approvals. We also cannot assure you that our efforts to develop and commercialize pitolisant for other indications beyond the treatment of EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy will be successful.

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

We have limited product development and distribution capabilities and we do not yet have any product manufacturing capabilities. In addition, we may enter into collaborations for the development and commercialization of certain of our product candidates. If we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. Relationships we enter into may pose a number of risks, including the following:

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

We expect to rely on third parties to conduct our clinical trials for pitolisant and other product candidates that we decide to develop. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates on a timely basis or at all.

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

If we experience delays in meeting or fail to meet the regulatory requirements for commercialization of our current or future potential product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

We rely completely on third parties to manufacture and distribute our supply of WAKIX and our product candidates, including certain sole-source suppliers and manufacturers, and intend to rely on third parties to manufacture and distribute any future product candidates.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute commercial quantities of WAKIX or our product candidates. Our ability to commercially supply WAKIX and our ability to obtain adequate supplies of our product candidates for clinical studies depends, in part, on the ability of third-party manufacturers to supply and manufacture the raw materials, API and other important components related to the manufacture of WAKIX and our product candidates. We also rely on third parties to package the finished product. These third-party manufacturers have limited experience manufacturing the raw materials and API for WAKIX and our product candidates to be supplied to patients in the United States. Prior to the approval of WAKIX, we experienced minor issues related to product specifications and other minor delays in supply related to our third-party suppliers and manufacturers. We cannot guarantee that even minor changes in the process will result in products that are safe and, where applicable, effective. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to successfully commercialize WAKIX and any product candidates that may receive approval.

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

In the event of any of the foregoing, if we do not have an alternative supplier or manufacturer in place, we would be required to expend substantial management time and expense to identify, qualify and transfer technical processes to alternative suppliers or manufacturers. Transferring technology to other sites may require additional processes, technologies and validation studies, which are costly, may take considerable amounts of time, may not be successful and, in most cases, require prior review and approval by the FDA. Any need to find and qualify new suppliers or manufacturers could significantly delay production of WAKIX, adversely impact our ability to market WAKIX, adversely impact the conduct of our clinical trials and adversely affect our business. There can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. While we currently maintain a robust supply of raw material inventory and an 18 month supply of finished goods inventory to ensure product availability, any interruption in the supply of a drug substance or other material or in the manufacture of WAKIX or our product candidates could have a material adverse effect on our business, financial condition, operating results and prospects.

Additionally, although we are ultimately responsible for ensuring compliance with regulatory requirements such as cGMPs, we are dependent on our contract suppliers and manufacturers for day-to-day compliance with cGMP for production of both drug substances and finished products. Facilities used by our contract suppliers and manufacturers to produce the drug substances and materials or finished products for commercial sale must undergo inspection and be approved by the FDA and other relevant regulatory authorities for the manufacture of our products. A number of our contract suppliers and manufacturers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and review of submitted technical information. If the safety of WAKIX is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize our product and we may be held liable for injuries sustained as a result. In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our product into the United States or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation or defective packaging.

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

We commenced operations in 2017 and, as of December 31, 2023, had approximately 250 employees. As we advance the development of pitolisant in other indications and commercialize WAKIX as a treatment for EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy, we must continue to grow the size of the organization. Future growth will impose significant added responsibilities on members of management, including:

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

Recruiting and retaining qualified operations, finance and accounting, quality and compliance, scientific, clinical, manufacturing and sales and marketing personnel or consultants is also critical to our success. We may not be able to attract and retain these personnel on acceptable terms, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. If we are unable to attract, retain and motivate qualified and experienced personnel, it could harm our business, results of operations and financial condition. Even if we are successful in attracting and retaining such personnel, competition for such employees may significantly increase our compensation costs and adversely affect our business, results of operations and financial condition.

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

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, the manufacturing facilities of our third-party contract manufacturers or our or their distribution networks, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, or interruptions in the commercialization of WAKIX or our business operations. Natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities, the manufacturing facilities of our third-party contract manufacturers or our or their distribution networks, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

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

The risk of a security breach or disruption or data loss, particularly through social engineering attacks, cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

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

A variety of risks associated with operating internationally could materially adversely affect our business.

We have conducted clinical studies in the Czech Republic, Romania, and Poland in the past, and currently conduct studies in Ireland, Australia, and the United Kingdom. We may conduct future clinical studies in other countries as well. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
●	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
●	additional potentially relevant third-party patent rights;
●	complexities and difficulties in obtaining protection and enforcing our intellectual property;
●	difficulties in staffing and managing foreign operations;
●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

●	limits in our ability to penetrate international markets;
●	global macroeconomic conditions, including an increase in inflation rates or interest rates, labor shortages, supply chain shortages, disruptions and instability in the banking industry and other parts of the financial services sector, or other economic, political, or legal uncertainties or adverse developments;
●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
●	terrorism and/or political instability, unrest and wars, such as the conflicts involving Ukraine and Russia or Israel and its surrounding regions, which could delay or disrupt our business, and if such political unrest escalates or spills over to or otherwise impacts additional regions it could heighten many of the other risk factors included in this Item 1A;
●	natural disasters (including as a result of climate change), which could cause significant damage to the infrastructure upon which our business operations rely, and the timing, nature or severity of which we may be unable to prepare for;
●	economic instability, outbreak of disease or epidemics such as the COVID-19 pandemic, boycotts, curtailment of trade and other business restrictions;
●	certain expenses including, among others, expenses for travel, translation and insurance; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our results of operations.

Failure to keep up with evolving laws, regulations, trends and shareholder expectations relating to environmental, social and governance, or ESG, practices or reporting could adversely impact our reputation, share price and access to and cost of capital or otherwise adversely impact our business.

Certain institutional investors, investor advocacy groups, investment funds, creditors and other influential financial market participants, as well as governments, regulators, customers, patients, employees and other stakeholders, have become increasingly focused on companies’ ESG practices, including the impact of business on the environment and diversity, equity and inclusion matters. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are no universal standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our future stockholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG strategy or performance. Unfavorable press about or ratings or assessments of our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, may lead to negative investor sentiment toward us, which may hinder the Company’s access to capital.

Our reputation could be damaged if we do not, or are perceived not to, meet stakeholder demand with respect to ESG matters, which could adversely affect our business, financial condition, profitability and cash flows. We may be criticized for our lack of ESG initiatives or goals or perceived as not taking sufficient action in connection with any of these matters. In turn, we may take certain actions, including the establishment of ESG-related goals or targets, to improve our ESG profile and/or respond to stakeholder demand; however, such actions may be costly or be subject to numerous conditions that are outside our control, and we cannot guarantee that we will meet these goals or targets or that such actions will have the desired effect even if met.

Additionally, we and/or other parties in our value chain are subject to or are expected to be subject to additional climate and other ESG-related obligations arising from legislation and regulation in the United States, the European Union and other jurisdictions, including new reporting requirements, even as the availability and quality of the information that may be required to comply with such laws and regulations remains limited. We expect for our compliance costs with these laws and regulations to increase in the future, and any failure, or perceived failure, by us to adhere to such laws and regulations, or meet evolving and varied stakeholder expectations and standards, could harm our business, reputation, financial condition, and operating results.

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

Our TLA Credit Agreement contains restrictive and financial covenants that may limit our operating flexibility.

Our TLA Credit Agreement (as defined below) contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event that, we or our subsidiaries engage in new lines of business, incur additional indebtedness or liens, make certain investments, make certain payments, pay cash dividends, merge with other companies or consummate certain changes of control, make certain acquisitions, transfer or dispose of certain assets, liquidate or dissolve, amend certain material agreements, enter into sale and leaseback transactions, enter into various other specified transactions, or change our name, location, or executive office without notice. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders, or in certain cases JP Morgan on their behalf, or prepay the outstanding amount under the TLA Credit Agreement.

Our failure to comply with the covenants or other terms of the TLA Credit Agreement, including as a result of events beyond our control, could result in a default under the TLA Credit Agreement that could materially and adversely affect the ongoing viability of our business.

JPMorgan Chase Bank, N.A. and the other Lenders may elect to accelerate the repayment of all unpaid principal of the Loans, accrued interest and other amounts owed under the TLA Credit Agreement upon consummation of a specified change of control transaction or the occurrence of certain events of default (as specified in the TLA Credit Agreement), including, among other things:

●	our default in a payment obligation under the TLA Credit Agreement;
●	our breach of the covenants or other terms of the TLA Credit Agreement;
●	our failure to properly maintain the collateral;
●	the occurrence of a specified change of control transaction occurring;
●	one or more judgments resulting in liability greater than $20.0 million; and
●	certain specified insolvency and bankruptcy-related events.

Subject to any applicable cure period set forth in the TLA Credit Agreement, all amounts outstanding with respect to the Loans (principal and accrued interest), as well as any applicable prepayment premiums or interest “make-whole” payments, would become due and payable. Our assets or cash flow may not be sufficient to fully repay our obligations under the Loans if the obligations thereunder are accelerated upon any events of default. Further, if we are unable to repay, refinance or restructure our obligations under the Loans, the Administrative Agent on behalf of the Lenders could proceed to protect and enforce their rights under the TLA Credit Agreement and other loan documents by exercising such remedies (including foreclosure on the assets securing our obligations under the TLA Credit Agreement and the other loan documents) as are available to the Administrative Agent and the Lenders and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the TLA Credit Agreement or other loan documents or in aid of the exercise of any power granted in the TLA Credit Agreement or other loan documents. Such repayment could have a material adverse effect on our business, operating results and financial condition.

Our obligations under the TLA Credit Agreement are secured by all of our assets, with certain exceptions. We may not be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the TLA Credit Agreement. Furthermore, our future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under the TLA Credit Agreement. In the event of a liquidation, the lenders under the facility would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors then existing, including the lenders under the TLA Credit Agreement, were first repaid in full.

We have never paid dividends on our common stock, and we do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

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

As of December 31, 2023, we had U.S. federal net operating loss carryforwards of $179.4 million and we had state net operating loss carryforwards of approximately $137.3 million. Utilization of the federal and state net operating loss carryforwards may be subject to a substantial limitation due to federal and state provisions. If we have experienced an ownership change at any time since our incorporation, we may be subject to limitations on our ability to utilize our existing net operating loss carryforwards to offset taxable income. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.

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

Risks Related to Development, Regulatory Approval and Commercialization

The regulatory approval process of the FDA is costly, lengthy and inherently unpredictable, and our business may be substantially harmed if we experience insufficient results in the course of our clinical development or are ultimately unable to obtain regulatory approval for any of our ongoing development programs in other potential indications.

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

The FDA or comparable regulatory authorities can delay, limit or deny approval of a drug candidate for many reasons or require us to conduct additional preclinical or clinical testing, including, but not limited to, the following:

●	a drug candidate may not be deemed safe or effective, or the clinical and other benefits may be deemed to not outweigh the candidate’s risks;

●	regulatory authorities may disagree with the design or execution of our clinical trials plan;
●	the population studied in clinical trials may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	regulatory authorities may not find the data from nonclinical and clinical studies and trials sufficient or may disagree with our interpretation of data from nonclinical or clinical studies;
●	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates, or other products containing the active ingredient in our product candidates;
●	regulatory authorities may disagree with us regarding the formulation, labeling and/or the product specifications of our product candidates;
●	clinical trial site inspection(s) by the FDA or other regulatory authorities may result in unacceptable findings that could negatively impact approval of pitolisant;
●	regulatory authorities might not accept or deem acceptable a third-party manufacturers’ processes or facilities; or
●	regulatory authorities may change their approval policies or adopt new regulations.

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

These cost-control initiatives could decrease the price we have established for WAKIX, which could result in product revenue being lower than anticipated. The pricing, coverage and reimbursement of WAKIX must be adequate to support a commercial infrastructure. If the price for WAKIX decreases or if governmental and other third-party payors do not provide adequate coverage and reimbursement levels, our revenue, gross margins and prospects for profitability will suffer.

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

Additionally, if we or others later identify undesirable side effects caused by WAKIX, either in the post-marketing setting or in clinical trials in other potential indications for which we develop pitolisant, or in clinical trials for other product candidates, a number of potentially significant negative consequences could result, including but not limited to:

●	the delay, prevention or withdrawal of approvals by regulatory authorities;

●	the requirement to suspend marketing of a product or withdraw it from the marketplace;
●	the requirement of additional warnings on the prescribing label or limitations on product access;
●	requirements to conduct costly post-marketing studies;
●	requirements to change the manner in which a product is administered;
●	the requirement of a REMS plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;
●	designation as a controlled substance by the DEA;
●	a product may become less competitive
●	fines, injunctions or civil and criminal penalties;
●	litigation and the potential to be held liable for harm caused to patients; and
●	an adverse effect on our reputation.

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

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

●	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
●	regulators, IRBs or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
●	the FDA or comparable foreign regulatory authorities may not agree as to the design or implementation of our clinical trials;
●	we may not reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	we may be unable to identify, recruit and train suitable clinical investigators;
●	the number of subjects or patients required for clinical trials of pitolisant in additional indications or any other product candidate may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we may have to amend clinical trial protocols submitted to regulatory authorities or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to resubmit to an IRB and regulatory authorities for re-examination;
●	regulators, IRBs or other reviewing bodies may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies;
●	the supply or quality of pitolisant or any other product candidate or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and
●	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

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

A Fast Track Designation from the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive regulatory approval.

During the development of certain of our product candidates, we received Fast Track Designation from the FDA and we may also seek further designations for some or all of our other product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, drugs are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. An NDA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation for any of our product candidates, such product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

Furthermore, such a designation does not increase the likelihood that ZYN002 or any other product candidate that may be granted Fast Track designation will receive regulatory approval in the U.S. Many product candidates that have received Fast Track Designation have ultimately failed to obtain approval.

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, “topline” or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available topline data, and the results and related findings and conclusions are subject to change following completion of the study or a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, “topline” or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. “Topline” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, “topline” data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between “topline,” preliminary or interim data and final data could significantly harm our business prospects.

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

Even if we receive orphan drug designation for our product candidates, we may not be able to maintain the benefits associated with orphan drug designation, including marketing exclusivity, which may cause our product revenue to be reduced.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States, where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. For example, the FDA granted orphan drug designation to pitolisant for the treatment of narcolepsy in 2010, and for the treatment of IH in 2023.

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding for clinical trial costs, tax advantages and user-fee waivers. In addition, generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the disease or condition for which it has such designation, the drug is entitled to a seven-year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same disease or condition for that time period. Under the FDA’s regulations, the FDA will deny orphan drug exclusivity to a designated drug upon approval if the FDA has already approved another drug with the same active ingredient for the same indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. In connection with WAKIX’s approvals, we received orphan drug exclusivities for the treatment of excessive daytime sleepiness in adult patients with narcolepsy, and for the treatment of cataplexy in adult patients with narcolepsy.

Orphan drug exclusivity in the United States may be unavailable where the indication for which the product candidate is approved is broader than the orphan-designated indication or is otherwise different from the orphan-designated disease or condition.

Even if we obtain orphan drug exclusivity for a drug candidate, that exclusivity may not effectively protect the candidate from competition. WAKIX may face additional competition because different drugs with a different active moiety can still be approved for the same condition. Even after an approved drug is granted orphan exclusivity, exclusivity may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval. In addition, the FDA can subsequently approve products with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We are also required to report certain adverse events and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for WAKIX. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote WAKIX for indications or uses for which it does not have FDA approval. The holder of an approved NDA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling or manufacturing process.

If a regulatory agency discovers previously unknown problems with WAKIX, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing, or labeling of a product, the regulatory agency may impose restrictions on the product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

●	issue warning or untitled letters;
●	impose civil or criminal penalties, including product seizures and injunctions;
●	limit or suspend regulatory approval;
●	place clinical holds on any of our proposed or ongoing clinical trials;
●	refuse to approve pending applications or supplements to approved applications;
●	impose restrictions on our operations, including closing our contract manufacturers’ facilities, on the manufacturing of our products, or on the labeling or marketing of our products; or
●	seize or detain products, refuse to import or export products, or require or request a product recall or withdrawal of the products from the market.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from WAKIX or future product candidates. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

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

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers are subject to applicable healthcare regulatory laws, which could expose us to penalties.

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

information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives), and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. Failure to submit required information may result in civil monetary penalties;
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

Actual or perceived failure to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the California Consumer Privacy Act of 2018 (the “CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (the “CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield. In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the Privacy Shield for purposes of international transfers and imposed further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs in June 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

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

In the United States, the European Union and other some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any products for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the ACA, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the healthcare industry, and impose additional healthcare policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the ACA of importance to the pharmaceutical industry and our potential product candidates are the following:

●	an annual, non-deductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program for branded and generic drugs;
●	a methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	the Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries under their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	establishment of a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years. The Inflation Reduction Act of 2022, or IRA, which was signed into law on August 16, 2022, included several provisions to reduce drug spending by the federal government and reduce out-of-pocket costs for patients on Medicare. This legislation requires that the federal government negotiate prices for some drugs covered under Medicare Part B and Part D with the highest total spending, beginning in 2026. It also requires manufacturers to pay rebates back to the federal government if the price of their medications for Medicare beneficiaries rises faster than inflation. The legislation also placed a cap on out-of-pocket costs for Medicare Part D enrollees and shifted the cost of supplying these medications to manufacturers and plans. Eligibility for the Medicare Part D Low-Income Subsidy Program was also expanded under the legislation, and it further delayed the implementation of the Trump Administration’s drug rebate rule to 2027. On August 29, 2023, the Secretary of Health and Human Services, or HHS, announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. While any proposed measures will require authorization through additional legislation to become effective, the probability of their success is uncertain.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the European Union or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

To be eligible to have our products that we successfully commercialize paid for with federal funds under the Medicaid program and purchased by certain federal agencies and grantees, we have to participate in the U.S. Department of Veterans Affairs (“VA”), Federal Supply Schedule (“FSS”) pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (“FCP”) to four federal agencies (VA, U.S. Department of Defense (“DOD”), Public Health Service, and U.S. Coast Guard).

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

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new [drugs, and biologics] or modifications to approved [drugs and biologics] to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, the FDA has continued to monitor and implement changes to its inspectional activities, and any resurgence of the virus may lead to other inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Risks Related to Ownership of our Common Stock

Our directors, officers and principal stockholders beneficially own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

As of December 31, 2023, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 64% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover our company may change their recommendations regarding our company, and our stock price could decline.

Our quarterly operating results may fluctuate significantly.

Our operating results are subject to quarterly fluctuations. Our net income and other operating results are affected by numerous factors, including:

●	variations in the level of expenses related to our development programs;
●	addition or termination of clinical trials;
●	any intellectual property infringement lawsuit in which we may become involved;
●	regulatory developments affecting pitolisant;
●	execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;
●	the achievement and timing of milestone payments under our existing collaboration and license agreements; and
●	the level of underlying demand for WAKIX and customers’ buying patterns.

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

Our amended and restated certificate of incorporation (the “Certificate of Incorporation”) and our amended and restated bylaws (the “Bylaws”) contain provisions that could delay or prevent a change in control of the Company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

●	providing for a classified board of directors with staggered, three-year terms;
●	authorizing our board of directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;
●	prohibiting cumulative voting in the election of directors;
●	providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

●	prohibiting the adoption, amendment or repeal of our Bylaws or Certificate of Incorporation regarding the election and removal of directors without the required approval of at least 66.67% of the shares entitled to vote at an election of directors;
●	prohibiting stockholder action by written consent;
●	limiting the persons who may call special meetings of stockholders; and
●	requiring advance notification of stockholder nominations and proposals.

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

These and other provisions in our Certificate of Incorporation, Bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors are willing to pay for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

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

Our Certificate of Incorporation and Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Introduction

The global data protection landscape is rapidly evolving, and we may be impacted by or subject to new, amended, or existing laws and regulations in the future, including as our operations continue to expand or if we begin to operate in foreign jurisdictions. The risk of a security breach or disruption or data loss, particularly through social engineering attacks, cyber-attacks, or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

We collect and maintain data and information necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, including systems infrastructure operated and maintained by third-party service providers. In the ordinary course of business, we collect, store, and transmit confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the privacy, security, confidentiality, and integrity of such confidential information.

We have established physical, electronic, and organizational measures to safeguard and secure our systems and facilities to prevent an information compromise. We rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission, and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result, a number of third-party vendors may or could have access to our confidential information.

The cost to mitigate, investigate and respond to potential security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data and information technology systems, our efforts to address these potential risks may not be successful, and could result in unexpected interruptions, delays, cessation of service and other harm to our business and competitive position.

If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs.

For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could delay our regulatory approval efforts and significantly increase our costs as a result of efforts to recover or reproduce the lost data. Moreover, if a real or perceived security breach affects our systems (or those of our third-party service providers), or result in the loss of or accidental, unlawful, or unauthorized access to, use of, release of or other processing of personally identifiable information or clinical trial data, our reputation could be materially damaged.

In addition, a breach may require notification to governmental agencies, the media, or individuals pursuant to applicable data privacy and security laws. We would also be exposed to a risk of loss, negative publicity, harm to our reputation, governmental investigation and/or enforcement actions, claims or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

Cyber Risk Governance

The Audit Committee is a sub-committee of our Board of Directors and is delegated to the role of cyber risk oversight for the Company.

Our management team, including the CIO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The CIO reports the progress of cyber risk reduction initiatives to the Audit Committee on a periodic basis. The CIO has extensive information technology experience in the corporate environment.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

In February 2024, we chartered the Information Systems, Data and Cybersecurity Governance Committee (the “Cybersecurity Committee”), which is comprised of the Company’s business unit leaders and is responsible for the management of our cyber risk exposure and monitoring the effectiveness of the cybersecurity program. The Cybersecurity Committee will report the progress of cyber risk reduction initiatives to our senior leadership and the Audit Committee on a periodic basis.

Cyber Risk Management Strategy

We have a cyber risk management policy and asset-based cyber risk management methodology for the continuous identification, assessment, and management of our cyber risk exposure. Our cyber risk managers have been trained in our cyber risk management policy and methodology. The methodology is as follows:

●	Maintaining an up-to-date and accurate inventory of all assets (e.g., data, systems, hardware, software, and vendors).
●	Categorization of all assets based on the criticality of the data processed and the assets criticality to the continuity of business operations.
●	A profile is maintained of the most likely threats, their intent, and the impact the threat may have on the confidentiality, integrity, and availability of Company assets.

●	Evaluation of relevant risk-based scenarios or vulnerability of an asset and how a threat may exploit the asset.
●	Implemented security controls or “mitigating factors” are considered for each scenario.
●	Considering the asset, threat, risk-based scenario or vulnerability, and the mitigating factors, a likelihood and impact determination is made to calculate the final risk level.
●	Risk reduction plans are determined and used to prioritize security program initiatives.
●	Risk mitigations are tracked and monitored in a risk register.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Cyber Risk Exposure

Our top cyber risks have been grouped into genericized categories to avoid disclosure of sensitive information but include sufficient detail for a reasonable investor to understand our cyber risks and maintain confidence we act in good faith to reduce our cyber risk exposure. In the fourth quarter of 2023, we performed a risk analysis of all critical assets, determining the following are our current top cyber risks, none of which are material:

●	Compromise to the confidentiality of intellectual property.
●	Compromise to the confidentiality and integrity of financial records.
●	Compromise to the confidentiality of employee records.
●	Compromise to the confidentiality, integrity, and availability of core business systems.
●	Compromise to the confidentiality, integrity, and availability of critical third-party vendors supporting the continuity of business operations.

We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – We depend on our information technology systems, and any failure of these systems could harm our business. Any real or perceived security breach, loss of data, and other disruptions or incidents could compromise the privacy, security, integrity or confidentiality of sensitive information related to our business or prevent us from accessing critical information and expose us to liability and reputational harm, which could adversely affect our business, results of operations and financial condition.”

Third Party Risk Management

We leverage multiple third parties to support our business operations. Throughout the lifecycle of the vendor relationship, security is integrated as part of each process. We maintain a vendor inventory, categorized based in risk tiers, and perform due diligence of the vendor’s security practices commensurate with the risk tier. Vendor contracts and security practices are monitored to ensure an accurate assessment of risk is maintained.

Third Party Support of the Cyber Risk Management Program

We employ third parties to support our cyber risk management program in the following ways:

●	Use of internal and external auditors to maintain compliance with regulatory requirements.

●	Use of cybersecurity consultants and managed security services providers to supplement the security program practices and evaluate the program’s effectiveness, specifically:
o	Governance, risk, and compliance services.
o	Penetration testing and vulnerability management.
o	Continuous security event monitoring.
o	Data loss prevention.

Incident Management

We make continuous efforts to maintain the ability to respond quickly and effectively to security incidents to minimize their impact. We implement an incident response policy, incident response plan, and deploy comprehensive continuous security monitoring solutions to monitor events occurring across its assets. Additionally, a material risk determination model enables our cyber incident response team and senior leadership to determine materiality.

Item 2. Properties.

We do not own any real property. Our corporate headquarters, located in Plymouth Meeting, Pennsylvania, has a footprint of approximately 35,781 square feet of space pursuant to leases that expire in 2024. We believe that our facilities are suitable to meet our current needs.

Item 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ANDA Litigation

On September 27, 2023, we and our licensor, Bioprojet, received notice from Lupin Limited (“Lupin”) pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Lupin Notice Letter”) that Lupin has submitted ANDA No. 218846 (the “Lupin ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of U.S. Patent Nos. 8,486,947 (“’947 patent”) and 8,207,197 (“’197 patent”). On September 27, 2023, we and Bioprojet received notice from Novugen Pharma Sdn. Bhd. (“Novugen”) pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Novugen Notice Letter”) that Novugen has submitted ANDA No. 218834 (the “Novugen ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ’947 patent and ’197 patent. The ’947 patent and ‘197 patent are listed with respect to WAKIX® in the FDA’s Orange Book and will expire in September 2029 and March 2030, respectively. The Lupin Notice Letter and the Novugen Notice Letter assert that their generic product will not infringe the ’947 patent and ‘197 patent and/or that the ’947 patent and ‘197 patent are invalid or unenforceable. On November 9, 2023, we, Bioprojet and Bioprojet’s wholly owned subsidiary, Bioprojet Pharma SAS (“Bioprojet Pharma”), filed a complaint for patent infringement of the ’947 patent and ‘197 patent against Lupin, Novugen and certain of their affiliates and agents in the United States District Court for the District of Delaware in response to their filing of their respective ANDAs with the FDA.

On October 12, 2023, we and Bioprojet received notice from Novitium Pharma LLC (“Novitium”), pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Novitium Notice Letter”), that Novitium has submitted ANDA No. 218495 (the “Novitium ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of U.S. Patent No. 8,354,430 (the “’430 patent”), which is also listed with respect to WAKIX® in the FDA’s Orange Book and will expire in February 2026, ’947 patent, and ’197 patent. On October 12, 2023, we and Bioprojet received notice from Zenara Pharma Pvt. Ltd. (“Zenara”), pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Zenara Notice Letter”), that Zenara has submitted ANDA No. 218796 (the “Zenara ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ’430 patent, ’947 patent and

’197 patent. On October 14, 2023, we and Bioprojet received notice from AET Pharma US, Inc. (“AET”), pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “AET Notice Letter”), that AET has submitted ANDA No. 218892 (the “AET ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ’947 patent and ’197 patent. On October 16, 2023, we and Bioprojet received notice from Annora Pharma Private Limited (“Annora”), pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Annora Notice Letter”), that Annora has submitted ANDA No. 218832 (the “Annora ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ’430 patent, the ’947 patent and ’197 patent. AET’s Notice Letter asserts that AET’s generic product will not infringe the ’947 patent and ‘197 patent and/or that ’947 patent and ‘197 patent are invalid or unenforceable. The Annora Notice Letter asserts that its generic product will not infringe the ‘430 patent, ’947 patent and ‘197 patent and/or that the ‘430 patent, ’947 patent and ‘197 patent are invalid or unenforceable. The Novitium Notice Letter asserts that its generic product will not infringe the ‘430 patent, ’947 patent and ‘197 patent and/or that the ‘430 patent, ’947 patent and ‘197 patent are invalid or unenforceable. The Zenara Notice Letter asserts that its generic product will not infringe the ‘430 patent, ’947 patent and ‘197 patent and/or that the ‘430 patent, ’947 patent and ‘197 patent are invalid or unenforceable. On November 21, 2023, we, Bioprojet and Bioprojet Pharma filed a complaint for patent infringement of the ’947 patent and ‘197 patent against AET, Annora, Novitium and Zenara and certain of their affiliates and agents and for patent infringement of the ’430 patent against Annora, Novitium and Zenara and certain of their affiliates and agents in the United States District Court for the District of Delaware in response to their filing of their respective ANDAs with the FDA.

On or around October 13, 2023, MSN Pharmaceuticals Inc. (“MSN Pharma”) sent correspondence to us and Bioprojet stating that that MSN Pharma has submitted ANDA No. 218873 (the “MSN ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX®. On December 8, 2023, MSN Laboratories Private Limited (“MSN”) filed a declaratory judgment action in the United States District Court for the Eastern District of Virginia against Bioprojet claiming that the ‘430 patent, ’947 patent and ‘197 patent will not be infringed by MSN’s generic version of WAKIX® and that the ‘947 patent is invalid. On December 11, 2023, we, Bioprojet and Bioprojet Pharma filed a complaint in the United States District Court for the District of Delaware for patent infringement of the ‘430 patent, ’947 patent and ‘197 patent against MSN and MSN Pharma. On January 12, 2024, the declaratory judgment action was transferred from the United States District Court for the Eastern District of Virginia to the United States District Court for the District of Delaware.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed and traded on the Nasdaq Global Market under the symbol “HRMY.”

Holders

As of February 16, 2024, we had 35 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders.

Performance Graph

The following graph shows a comparison of the total cumulative shareholder returns of an investment of $100 in cash from August 19, 2020, the day we began trading, through December 31, 2023, in (i) our common stock, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq Composite Index. The shareholder returns in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance.

Purchases of Equity Securities

The following table summarizes information about our purchases of shares of our common stock for each of the months during the fourth quarter ended December 31, 2023.

				Maximum Approximate
				Dollar Value
			Total Number of Shares	of Shares of
		Weighted Average	Shares of Common	Common Stock that May
	Total Number of	Price Paid	Stock Purchases	Yet to be Purchased
	Shares of Common	per Share of	as Part of Publicly	under the Program
Period	Stock Purchased	Common Stock (1)	Announced Program (2)	(in thousands) (3)
October 1, 2023, through October 31, 2023	—	$—	—	$200,000
November 1, 2023, through November 31, 2023	1,436,666	$26.57	1,436,666	$161,821
December 1, 2023, through December 31, 2023	377,987	$31.27	377,987	$150,000
Total	1,814,653	$27.55	1,814,653	$150,000

(1)	The weighted average price paid per share of common stock excludes commissions and transaction fees.
(2)	On October 27, 2023, the Company’s Board of Directors approved a program providing for the repurchase of shares of common stock in an aggregate amount of up to $200.0 million, excluding commissions and transaction fees. The repurchase program may be suspended, terminated or modified at any time for any reason. Such repurchases may be pursuant to Rule 10b-18 or Rule 10b5-1 agreements as determined by our management and in accordance with the requirements of the SEC. All repurchased shares of common stock shown in the table above were retired.
(3)	The dollar amount shown (in thousands), represents, as of the end of each period, the approximate dollar value of shares of common stock that may yet be purchased under our publicly announced share repurchase program, exclusive of any commissions and transaction fees. The share repurchase program does not obligate us to repurchase any minimum dollar amount or number of shares of common stock.

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

As of December 31, 2023, we have applied all of the proceeds from our IPO.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2022, compared to the year ended December 31, 2021, has been reported previously under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023.

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

We believe that pitolisant’s ability to regulate histamine gives it the potential to provide therapeutic benefit in other rare neurological diseases that are mediated through H3 receptors and histamine signaling. We are taking a mechanism-based approach to managing the life cycle of pitolisant and identified idiopathic hypersomnia (“IH”), another central disorder of hypersomnolence like narcolepsy, as our next potential new indication for WAKIX, which received orphan drug designation by the FDA in September 2023 and Fast Track Designation in November 2023. In April 2022, we initiated a Phase 3 registrational trial, the INTUNE Study, to evaluate the efficacy and safety of pitolisant in adult patients with IH. We completed enrollment in the INTUNE study in May 2023 and we announced topline data in October 2023. While the primary endpoint did not meet statistical significance, we believe the totality of the data showed favorable numerical trends for pitolisant in the treatment of adult patients with IH and we have scheduled a meeting with the FDA for March 2024 to discuss the path forward for IH. We anticipate meeting with the FDA towards the end of the first quarter of 2024. We are focusing our development efforts on other rare neurological disorders in which EDS is a prominent symptom, including Prader-Willi Syndrome (“PWS”) and myotonic dystrophy, otherwise known as dystrophia myotonica (“DM”). Based on the positive signals from the data from our Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, an end-of-phase 2 meeting with the FDA was held in June 2023. We believe we aligned with the FDA on the proposed Phase 3 registration study design to support further investigation of pitolisant as a potential treatment to address the unmet medical need for children, adolescents and adults with PWS experiencing EDS, for which there is currently no approved treatment. In October 2023, we received FDA alignment regarding the protocol for the Phase 3 TEMPO study in patients with PWS, which we believe will satisfy the requirements for both the registrational trial and one of the two requirements for pediatric exclusivity for pitolisant. In February 2024, the FDA granted Orphan Drug designation to pitolisant for the treatment of PWS. We expect to initiate the Phase 3 study in the first quarter of 2024. In

June 2021, we initiated a Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and announced topline results from this trial in the fourth quarter of 2023, in which clinically meaningful improvements were demonstrated in EDS and fatigue. The safety profile was consistent with the established safety profile of pitolisant.

Our partner, Bioprojet completed a Phase 3 trial in pediatric patients with narcolepsy and submitted the trial data to the European Medicines Agency (the “EMA”) seeking approval for a pediatric narcolepsy indication. On January 26, 2023, Bioprojet received a positive opinion from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) and in March 2023, the EMA granted approval for the marketing authorization of WAKIX for the treatment of narcolepsy in children 6 and older. Based on the data from the positive Phase 3 trial conducted by Bioprojet, we submitted an sNDA for pediatric narcolepsy in December 2023. On February 21, 2024, we announced that the FDA has granted priority review of our pediatric narcolepsy sNDA and has set a Prescription Drug User Fee Act, or target action date, of June 21, 2024. We remain committed to obtaining pediatric exclusivity for WAKIX.

We also seek to expand our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients living with rare neurological diseases as well as patients living with other neurological diseases who have unmet medical needs. We are targeting assets that will allow us to further leverage the expertise and infrastructure that we have successfully built at Harmony so we can optimize the benefit of internal synergies. Consistent with this objective, on July 31, 2022, we entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby we obtained exclusive rights to manufacture, use and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon the agreement of both parties. We have made progress in the development of two new formulations of pitolisant, Next Gen 1 (“NG1”) and Next Gen 2 (“NG2”). Both formulations entered clinical studies in the fourth quarter of 2023 and we anticipate data in the first half of 2024.

In addition, on October 10, 2023, we completed a tender offer to acquire all of the outstanding shares of common stock of Zynerba Pharmaceuticals, Inc. (together with its subsidiary, Zynerba Pharmaceutical Pty, Ltd., “Zynerba”) for $60.0 million, exclusive of transaction related costs of approximately $2.6 million. Zynerba is a clinical-stage pharmaceutical company focused on innovative pharmaceutically produced transdermal cannabidiol therapies for orphan neuropsychiatric disorders, including Fragile X syndrome (“FXS”). The phase 3 RECONNECT registration study in FXS is ongoing.

On August 4, 2021, we acquired HBS-102, a Melanin-concentrating hormone receptor 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. In connection with the acquisition, we made an upfront payment of $3.5 million and will be required to make certain payments upon the achievement of certain development milestones, regulatory milestones, and sales milestones and pay ongoing royalties upon commercialization. We acquired full development and commercialization rights for HBS-102 globally, but we have provided an indication-limited grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. We are conducting a preclinical proof-of-concept study to assess the effect of HBS-102 on hyperphagia, weight gain and other metabolic parameters in a mouse model of PWS and are also conducting a thirteen-week toxicology study. We anticipate data from both studies in the first half of 2024.

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

Our operations are conducted by our wholly owned subsidiaries, Harmony Biosciences, LLC, which was formed in May 2017, and Zynerba.

Commercial Performance Metrics

As of December 31, 2023, we continued to see growth in the number of unique healthcare professional (“HCP”) prescribers of WAKIX since it became available in November 2019. The average number of patients on WAKIX at the end of 2023 was approximately 6,150. Additionally, as of December 31, 2023, we have secured formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States. Within these covered lives, we have observed favorable access to WAKIX subsequent to the expanded approval of WAKIX for the treatment of cataplexy in adult patients with narcolepsy in October 2020.

Financial Operations Overview

Net Product Revenue

Net product revenue includes gross product shipments less provisions for sales discounts and allowances, which includes trade allowances, rebates to government and commercial entities, and other discounts. Although we expect net sales to increase over time, provisions for sales discounts and allowances may fluctuate based on the mix of sales to different customer segments and/or changes in our estimates. For further discussion of the components of Revenue, see “—Critical Accounting Policies and Significant Judgments and Estimates.”

Cost of Product Sales

Cost of product sales includes manufacturing and distribution costs, the cost of API, FDA program fees, royalties due to third parties on net product sales, freight, shipping, handling, storage costs and salaries of employees involved with oversight of production. We expect the cost of product sales to increase as we continue to ramp up production in order to meet future demand for WAKIX and diversify our supply chain for WAKIX.

The shelf life of WAKIX is three years from date of manufacture, with the earliest expiration of current inventory expected to be May 2025. We regularly review our inventory levels and expect write-offs from time to time. We will continue to assess inventory levels in future periods as demand for WAKIX and the rate of inventory turnover evolves. We currently have adequate supply of WAKIX to cover demand into the second quarter of 2025, with additional API on-hand inventory to support at least 36 months beyond this time frame.

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

Paragon Agreement

We are party to a right-of-use agreement with Paragon Biosciences, LLC (“Paragon”) whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. For the year ended December 31, 2023, we paid fees of $0.3 million pursuant to this agreement. Paragon is related party as they share common ownership with the Company and the Chairman of the Company’s board of directors was the President and owner of the entity.

Loss on Debt Extinguishment

Loss on debt extinguishment consists primarily of costs of extinguishment of debt during the applicable period related to the prepayment of our credit agreements.

Interest Expense

Interest expense consists primarily of interest expense on debt facilities, amortization of debt issuance costs and amortization of premiums on our debt securities.

Interest Income

Interest income consists primarily of cash interest earned on our cash and investment balances and accretion of the discount on our investments in debt securities.

Results of Operations

The following table sets forth selected items in our consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2023	2022

	(In thousands)
Net product revenue	$582,022	$437,855
Cost of product sales	121,236	83,481
Gross profit	460,786	354,374
Operating expenses:
Research and development	76,063	70,886
Sales and marketing	97,404	79,285
General and administrative	95,289	84,017
Total operating expenses	268,756	234,188
Operating income	192,030	120,186

Loss on debt extinguishment	(9,766)	—
Other (expense) income, net	159	169
Interest expense	(23,757)	(18,795)
Interest income	14,730	3,126
Net income before provision for income taxes	173,396	104,686
Income tax (expense) benefit	(44,543)	76,782
Net income	$128,853	$181,468

Net Product Revenue

Net product revenue increased by $144.2 million, or 32.9%, for the year ended December 31, 2023, compared to the same period in 2022. The increase was primarily due to a 33.5% increase in units shipped, and the net impact of a 7.0% price increase which occurred in January 2023.

Cost of Product Sales

Cost of product sales increased by $37.8 million, or 45.2%, for the year ended December 31, 2023, compared to the same period in 2022. Cost of product sales as a percentage of net product revenue was 20.8% for the year ended December 31, 2023, compared to 19.1% for the year ended December 31, 2022. The increase in cost of product sales was due to higher royalties as a result of higher sales of WAKIX in the current year. Higher sales of WAKIX in the year ended

December 31, 2023, resulted in us entering a higher royalty tier earlier in 2023 compared to 2022, which also caused royalties to be higher in the current year.

Research and Development Expenses

Research and development expenses increased by $5.2 million, or 7.3%, for the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily driven by a $22.9 million increase in clinical development work associated with PWS, ZYN002, IH, NG1/NG2 and DM1, a $4.0 million increase in personnel costs, a $1.3 million increase in stock compensation associated with new awards, a $3.8 million severance charge, and a $2.3 million IPR&D charge, both related to the acquisition of Zynerba, and a $0.8 million IPR&D charge related to preclinical milestones achieved for HBS-102, partially offset by a $30 million licensing fee incurred upon entering the 2022 LCA with Bioprojet during the year ended December 31, 2022.

Sales and Marketing Expenses

Sales and marketing expenses increased by $18.1 million, or 22.9%, for the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily due to a $7.6 million increase in personnel costs, a $6.5 million increase in patient engagement and marketing activities, a $2.7 million increase in travel, and a $1.2 million increase in stock compensation associated with new awards. The increase in patient engagement and marketing activities for both comparable periods was driven by our continued growth of WAKIX and the increase in personnel costs for both comparable periods was related increased headcount and increased sales force incentives.

General and Administrative Expenses

General and administrative expenses increased by $11.3 million, or 13.4%, for the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily due to a $4.1 million severance charge associated with the acquisition of Zynerba, a $2.9 million increase in personnel costs, a $1.9 million increase in legal and professional fees due to patent lawsuits, a $1.7 million increase to stock compensation associated with new awards and a $0.9 million increase in intangible asset amortization as a result of the $40.0 million milestone payment in March 2022 upon attaining $500.0 million in life-to-date aggregate net sales of WAKIX in the United States.

Loss on Debt Extinguishment

Loss on debt extinguishment was $9.8 million for the year ended December 31, 2023.  There was no comparable amount in the prior year periods.

Interest Expense

Interest expense increased by $5.0 million, or 26.4%, for the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily due to higher interest rates in 2023 compared to 2022 and $2.0 million in unamortized fees and ticking fees pertaining to the DDTL (defined below).

Interest Income

Interest income increased by $11.6 million, or 371.2%, for the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily due to a $9.2 million increase in cash interest generated from our investments and cash equivalents and a $2.4 million increase in accretion of discount on our investments.

Income Taxes

Income tax expense was $44.5 million, representing a 25.7% effective tax rate, for the year ended December 31, 2023 compared to an income tax benefit of $76.8 million for the year ended December 31, 2022. The income tax benefit related to the year ended December 31, 2022 was due to the release of the valuation allowance on our deferred tax assets, partially offset by current period provision for state and federal income taxes. The effective tax rate of 25.7% for the year ended December 31, 2023 included 21.0% for the provision of federal income taxes and 5.7% for the provision of state income taxes, partially offset by a 2.1% benefit from research and development credits.

Liquidity, Sources of Funding and Capital Resources

Overview

As of December 31, 2023, we had cash, cash equivalents, and investments of $425.6 million and accumulated deficit of $143.3 million. As of December 31, 2023, we had outstanding debt of $196.3 million.

The consolidated financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We believe that our existing cash, cash equivalents and investments on hand as of December 31, 2023, will enable us to meet our operational liquidity needs for the next 12 months. In addition, we plan to maintain disciplined capital allocation to maximize shareholder value, which includes investing in the expansion of our product portfolio and opportunistically executing on our share repurchase program to return value to shareholders. We have based our liquidity and cash flow projections on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect.

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

The TLA Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. We were in compliance with all covenants as of December 31, 2023.

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

In connection with the TLA Credit Agreement, we fully extinguished the Blackstone Credit Agreement, which required a payoff amount of $207.3 million consisting of principal repayment, interest, exit fees, a ticking fee and a prepayment premium. We recognized a loss on extinguishment of debt of $9.8 million relating to the Blackstone Credit Agreement for the year ended December 31, 2023.We have no further obligations under the Blackstone Credit Agreement.

Share Repurchases

On August 1, 2023, our Board of Directors approved a program providing for the repurchase of shares of common stock in an aggregate amount of up to $125.0 million, excluding commissions and transaction fees. The repurchase program may be suspended, terminated or modified at any time for any reason. During the year ended December 31, 2023, we repurchased and retired 1,439,792 shares of common stock at an aggregate cost of approximately $50.0 million, excluding commissions and transaction fees.

On October 27, 2023, our Board of Directors terminated the August 2023 Repurchase Program and any remaining amount authorized for the repurchase of shares. Simultaneously, our Board of Directors approved a share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200.0 million, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the year ended December 31, 2023, the Company repurchased and retired 1,814,653 shares of common stock at an aggregate cost of $50.0 million under the October 2023 Repurchase Program, excluding commissions and transaction fees. As of December 31, 2023, the remaining amount of common stock authorized for repurchase was $150.0 million.

Acquisitions

On October 10, 2023, we completed a tender offer (the “Tender Offer”) to acquire all of the outstanding shares of common stock of Zynerba Pharmaceuticals, Inc. (“Zynerba Common Stock”).

Under the terms of the Tender Offer, we paid (i) $1.1059 per share of Zynerba Common Stock (the “Common Cash Amount”), plus (ii) one contingent value right (each, a “CVR”) per share of Zynerba Common Stock (the “Common CVR Amount”), which represents the right to receive up to approximately $2.5444 per share of Zynerba Common Stock, subject to the achievement of certain clinical, regulatory and sales-based milestones. Both the Common Cash Amount and Common CVR Amount are to be paid in cash, subject to any applicable withholding of taxes and without interest. The aggregate consideration to acquire the Zynerba Common Stock upon completion of the Tender Offer was $60 million, excluding transaction related fees, which we paid using cash on hand.

Asset Purchase Agreement

In August 2021, we entered into the APA to acquire HBS-102, a potential first-in-class molecule with a novel mechanism of action. Under the terms of the agreement, the Company acquired full development and commercialization rights globally, with the exception of Greater China, for $3.5 million, which was recorded in research and development expense in the Company’s statement of operations and comprehensive income (loss) for the year ended December 31, 2021. Additionally, there are payments due upon the achievement of certain milestones including $1.0 million for preclinical milestones, $19.0 million for development milestones, $44.0 million for regulatory milestones and $110.0 million for sales milestones.

License Agreement

In July 2022, we entered into the 2022 LCA with Bioprojet whereby we obtained exclusive rights to manufacture, use and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon the agreement of both parties. We paid an initial, non-refundable $30.0 million licensing fee in October 2022, and additional payments of up to $155.0 million are potentially due under the 2022 LCA upon the achievement of certain future development and sales-based milestones. In addition, certain payments will become due upon the achievement of development milestones for new indications and formulations as agreed upon by both parties. The 2022 LCA also includes a fixed trademark royalty and a tiered royalty payable on net sales of any new products commercialized, which will be payable to Bioprojet on a quarterly basis. The $30.0 million licensing fee was recorded in research and development expenses within the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2022.

Recent Milestone Payments

In March 2023, we achieved a preclinical milestone, which triggered a $0.8 million payment under the provisions of the APA, which was paid in April 2023.

In March 2022, we made a final $40.0 million milestone payment to Bioprojet upon WAKIX attaining $500.0 million in life-to-date aggregate net sales in the United States.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2023, and 2022:

	Year Ended December 31,
	2023	2022

Selected cash flow data	(In thousands)
Cash provided by (used in):
Operating activities	$219,387	$144,466
Investing activities	(46,439)	(141,832)
Financing activities	(105,552)	6,841

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2023, consisted of our net income of $128.9 million adjusted for non-cash items of $24.4 million related to intangible amortization and depreciation and $31.2 million related to stock-based compensation expense. Net working capital excluding cash decreased by $35.0 million.

Net cash provided by operating activities for the year ended December 31, 2022, consisted of our net income of $181.5 million adjusted for non-cash items of $23.4 million related to intangible amortization and depreciation and $26.9 million related to stock-based compensation expense. Net working capital excluding cash decreased by $4.1 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023, was $46.4 million, which was primarily attributable to $127.5 million in purchases of debt securities, $37.0 million related to the acquisition of Zynerba, net of cash received, and $0.3 million in purchases of property and equipment, partially offset by $118.3 million in proceeds from sales and maturities of investments.

Net cash used in investing activities for the year ended December 31, 2022, was $141.8 million, which was primarily attributable to $110.7 million in purchases of debt securities and a final $40.0 million initial payment associated with the 2017 LCA, partially offset by $9.1 million in proceeds from sales and maturities of investments.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2023, was $105.6 million, which primarily consisted of $202.3 million in payments of principal and exit fees associated with the extinguishment of the Blackstone Credit Agreement, $100 million in share repurchases, $1.0 million in principal payments associated with the Blackstone Credit Agreement, and $3.8 million principal payments related to the TLA Credit Agreement, partially offset by $197.0 million in proceeds associated with the TLA Credit Agreement, net of issuance costs, and $5.1 million in proceeds from the exercise of employee stock options.

Net cash provided by financing activities for the year ended December 31, 2022 was $6.8 million, which primarily consisted of $8.8 million in proceeds from the exercise of employee stock options and stock issuances offset by $2.0 million in principal payments associated with the Blackstone Credit Agreement.

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

Significant estimates include assumptions used in the determination of the amount of revenue recognized on sales of WAKIX, costs incurred under services type agreements related to the performance of research and development activities, and the measurement of compensation expense pursuant to stock-based awards. We base our estimates on contractual terms, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those under GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our accounting policies are more fully described in Note 3 to our consolidated financial statements included herein under “Part II—Item 8. Financial Statements and Supplementary Data”, we believe the following are the critical accounting policies used in the preparation of our consolidated financial statements that require significant estimates and judgments.

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

Product Sales, Net

We recognize revenue on sales of WAKIX when the customer obtains control of the product, which occurs at a point in time, typically upon delivery. Product revenue is recorded at the product’s list price, net of reserves for variable consideration that is offered within contracts between us and our customers, payors, and other indirect customers relating to the sale of WAKIX. Components of variable consideration include government (as detailed below) and commercial rebates, commercial co-payment assistance and distribution service fees. These deductions are based on the amounts earned, or to be claimed on the related sales, and are classified as a current liability or reduction of receivables in our consolidated balance sheet.

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

We estimate rebates due pursuant to government contracts based upon our historical payment trends, information obtained from third parties estimating current payment trends, the government-mandated discounts applicable to government-funded programs, as well as information obtained from our customers. The liability for these government rebates consists of estimates of claims for WAKIX dispensed in the current period, plus an estimate for product which has shipped and has been recognized as revenue but remains in the distribution channel at the end of a reporting period.

Research and Development Expenses

We base our expenses for research and development services rendered on estimates of the timing of services received and the total cost of those services pursuant to quotes, contracts and communicating with our vendors. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payments. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the total costs of the services to be performed. If the actual timing of the performance of services, or the total cost of those services is materially different from our estimates, we adjust the accrual or amount of prepaid or accrued expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of research and development expenses.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in operating results using a fair value measurement method, in accordance with FASB ASC 718, Compensation-Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The vesting periods have a time-based provision consisting of one to five years and expire no more than 10 years after the date of grant. Upon a change of control, certain unvested awards will immediately vest. The Company determines the fair value of stock-based awards using the Black-Scholes option-pricing model, which uses both historical and current market data to estimate fair value. The method incorporates various assumptions, such as the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options.

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

We record liabilities for uncertain tax positions based on a two-step approach. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based solely on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have less than a 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of the approach of measuring the benefit (expense) to be recorded. The actual benefits (expense) ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the statement of income and balance sheet in the period in which such changes occur. As of December 31, 2023, we did not have any liabilities for unrecognized tax positions. As it relates to any interest and penalties associated with any uncertain tax positions, our position is to include those interest and penalties as a component of income tax expense.

Business Combinations

We account for business combinations and asset acquisitions in accordance with FASB ASC 805 Business Combinations. The Zynerba Acquisition was accounted for as an asset acquisition under ASC Topic 805, Business Combinations, because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable IPR&D asset, ZYN002, Zynerba’s lead asset. ZYN002 is the first and only pharmaceutically manufactured, synthetic cannabidiol, a non-euphoric cannabidiol, formulated as a patent-protected permeation-enhanced gel for transdermal delivery through the skin and into the circulatory system and is currently in Phase III clinical trial for the potential treatment of Fragile X Syndrome. The Company recognized the acquired assets and assumed liabilities based on the consideration paid, including transaction costs, on a relative fair value basis, and after first allocating the preliminary excess of the fair value of net assets acquired over the purchase price consideration to certain qualifying assets, principally, the IPR&D asset. In accordance with the accounting for asset acquisitions, an entity that acquires IPR&D assets in an asset acquisition follows the guidance in ASC Topic 730 Research and Development, which requires that both tangible and intangible identifiable research and development assets with no alternative future use be allocated a portion of the consideration transferred and recorded as research and development expense at the acquisition date.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements included herein under “Part II—Item 8. Financial Statements and Supplementary Data.” for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. We invest a portion of our cash in investment-grade, interest-bearing securities. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize total return. In order to achieve these objectives, we invest in money market funds, U.S. government and agency securities, corporate bonds and commercial paper in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A-2/P-2/F2 from at least two National Recognized Statistical Rating Organizations. We do not have any direct investments in asset-backed securities, collateralized debt or loan obligations, or structured investment vehicles. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Based on our $358.5 million of investments in money market funds, U.S. treasury notes, corporate bonds and municipal obligations as of December 31, 2023, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of December 31, 2023, we had $196.3 million in borrowings outstanding. The Term Loans bear interest at a per annum rate equal to, at our option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on our senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on our senior secured net leverage ratio. Based on the

$196.3 million of principal outstanding as of December 31, 2023, an immediate 10% change in the SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Australia. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the years ended December 31, 2023, and 2022.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Harmony Biosciences Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Harmony Biosciences Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Rebate Accrual for Medicaid – Refer to “Note 3 – Product Sales, Net” to the financial statements

Critical Audit Matter Description

As more fully disclosed in Note 3 to the financial statements, the Company recognizes revenue on sales of WAKIX when the customer obtains control of the product, which occurs at a point in time, typically upon delivery. Product revenue is recorded at the product’s wholesale acquisition costs, net of applicable reserves for variable consideration that are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the sale of WAKIX. Components of variable consideration include government and commercial contracts, product returns, commercial co-payment assistance program transactions, and distribution service fees.

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

Accounting Treatment of the Asset Acquisition – Refer to “Note 4 – Acquisition” to the financial statements

Critical Audit Matter Description

As described further in Note 4 to the financial statements, during the year ended December 31, 2023, the Company completed an asset acquisition for which substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable in-process research and development (“IPR&D”) asset, ZYN002. The transaction was accounted for as an asset acquisition, and as such, the total consideration was allocated to the acquired asset based upon its relative fair value. The Company utilized a third-party valuation specialist to assist in the determination of the fair value of the asset acquired. The methods used to estimate the fair value involved significant assumptions. We identified the accounting for the asset acquisition versus a business combination and the valuation of the asset as a critical audit matter.

The principal considerations for our determination that the accounting for the transaction as an asset acquisition versus a business combination and valuation of the asset acquisition is a critical audit matter included (i) the significant judgment by the Company in the interpretation and application of the relevant accounting literature to conclude on asset acquisition; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the Company’s fair value estimate of the asset acquired, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. Given the complexity involved in interpreting the guidance for the accounting treatment of the asset acquisition, auditing these estimates involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the audit considerations of the asset acquisition included the following, among others:

●	We evaluated the underlying terms of the Agreement and Plan of Merger and the Company’s accounting memoranda, including application of the relevant accounting guidance.

●	With the assistance of internal subject matter experts, we evaluated the appropriateness and consistency of the Company’s application of accounting literature related to the transaction.
●	We tested the effectiveness of internal controls over the Company’s asset acquisition evaluation, including those over the determination of the fair value of IPR&D.
●	With the assistance of fair value specialists, we evaluated the appropriateness of the Company’s methodology used to estimate the fair value of the IPR&D asset and the significant assumptions utilized.

/s/ Deloitte & Touche LLP

Philadelphia, PA

February 22, 2024

We have served as the Company’s auditor since 2017.

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$311,660	$243,784
Investments, short-term	41,800	79,331
Trade receivables, net	74,140	54,740
Inventory, net	5,363	4,297
Prepaid expenses	12,570	9,347
Other current assets	5,537	8,786
Total current assets	451,070	400,285
NONCURRENT ASSETS:
Property and equipment, net	371	573
Restricted cash	270	750
Investments, long-term	72,169	22,568
Intangible assets, net	137,108	160,953
Deferred tax asset	144,162	85,943
Other noncurrent assets	6,298	2,798
Total noncurrent assets	360,378	273,585
TOTAL ASSETS	$811,448	$673,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$17,730	$3,786
Accrued compensation	23,747	11,532
Accrued expenses	99,494	59,942
Current portion of long-term debt	15,000	2,000
Other current liabilities	7,810	1,624
Total current liabilities	163,781	78,884
NONCURRENT LIABILITIES:
Long-term debt, net	178,566	189,647
Other noncurrent liabilities	2,109	2,501
Total noncurrent liabilities	180,675	192,148
TOTAL LIABILITIES	344,456	271,032
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock—$0.00001 par value; 500,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 56,769,081 and 59,615,731 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1	1
Additional paid in capital	610,266	675,118
Accumulated other comprehensive (loss) income	2	(151)
Accumulated deficit	(143,277)	(272,130)
TOTAL STOCKHOLDERS’ EQUITY	466,992	402,838
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$811,448	$673,870

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Net product revenue	$582,022	$437,855	$305,440
Cost of product sold	121,236	83,481	55,518
Gross profit	460,786	354,374	249,922
Operating expenses:
Research and development	76,063	70,886	30,367
Sales and marketing	97,404	79,285	68,118
General and administrative	95,289	84,017	63,909
Total operating expenses	268,756	234,188	162,394
Operating income	192,030	120,186	87,528
Loss on debt extinguishment	(9,766)	—	(26,146)
Other (expense) income, net	159	169	16
Interest expense	(23,757)	(18,795)	(24,194)
Interest income	14,730	3,126	224
Income before income taxes	173,396	104,686	37,428
Income tax (expense) benefit	(44,543)	76,782	(2,831)
Net income	$128,853	$181,468	$34,597
Unrealized income (loss) on investments	153	(151)	—
Comprehensive income	$129,006	$181,317	$34,597
EARNINGS PER SHARE:
Basic	$2.17	$3.07	$0.60
Diluted	$2.13	$2.97	$0.58
Weighted average number of shares of common stock - basic	59,469,648	59,173,121	57,531,540
Weighted average number of shares of common stock - diluted	60,372,397	61,097,045	59,205,213

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

				Accumulated		Total
			Additional	other		stockholders’
	Common Stock		paid-in	comprehensive	Accumulated	equity
	Shares (1)	Amount	capital	income (loss)	deficit	(deficit)
Balance as of December 31, 2020	56,890,569	1	585,374	—	(488,195)	97,180
Net income	—	—	—	—	34,597	34,597
Issuance of common stock	1,270,462	—	29,700	—	—	29,700
Exercise of options	664,738	—	9,371	—	—	9,371
Stock-based compensation	—	—	15,659	—	—	15,659
Balance as of December 31, 2021	58,825,769	$1	$640,104	$—	$(453,598)	$186,507
Net income	—	—	—	—	181,468	181,468
Unrealized loss on investments	—	—	—	(151)	—	(151)
Issuance of common stock	8,050	—	408	—	—	408
Exercise of options	781,912	—	8,433	—	—	8,433
Stock-based compensation	—	—	26,173	—	—	26,173
Balance as of December 31, 2022	59,615,731	$1	$675,118	$(151)	$(272,130)	$402,838
Net income	—	—	—	—	128,853	128,853
Unrealized gain on investments	—	—	—	153	—	153
Repurchase of common stock	(3,254,445)	—	(101,097)	—	—	(101,097)
Exercise of options and vesting of restricted stock units (2)	407,795	—	4,540	—	—	4,540
Stock-based compensation	—	—	31,705	—	—	31,705
Balance as of December 31, 2023	56,769,081	$1	$610,266	$2	$(143,277)	$466,992

(1)	Common stock of Harmony Biosciences Holdings, Inc.
(2)	Inclusive of fees and 1% excise tax on shares repurchased.

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$128,853	$181,468	$34,597
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	514	419	416
Intangible amortization	23,845	22,966	18,424
Acquired in-process research & development (IPR&D) expense	2,260	—	—
Stock-based and employee stock purchase compensation expense	31,705	26,173	15,659
Stock appreciation rights market adjustment	(499)	732	446
Debt issuance costs amortization	2,274	1,663	2,238
Deferred taxes	(13,419)	(85,943)	—
Amortization of premiums and accretion of discounts on Investment securities	(2,715)	(432)	—
Loss on debt extinguishment	9,766	—	26,146
Other non-cash expenses	1,768	1,526	—
Change in operating assets and liabilities:
Trade receivables	(19,400)	(19,897)	(12,667)
Inventory	(1,066)	135	(609)
Prepaid expenses and other assets	74	(7,548)	(1,655)
Trade payables	8,949	2,785	(1,555)
Accrued expenses and other current liabilities	46,479	20,570	17,263
Other non-current liabilities	(1)	(151)	(146)
Net cash provided by operating activities	219,387	144,466	98,557
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(127,469)	(110,729)	—
Proceeds from maturities and sales of investment securities	118,309	9,069	—
Purchase of property and equipment	(312)	(172)	(298)
Acquisition of Zynerba Pharmaceuticals, Inc., net of cash acquired	(36,967)	—	—
Milestone payments	—	(40,000)	(100,000)
Net cash used in investing activities	(46,439)	(141,832)	(100,298)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	30,000
Common stock issuance costs	—	—	(300)
Proceeds from issuance of debt	200,000	—	200,000
Debt issuance costs	(2,997)	—	(9,152)
Extinguishment of debt	(196,500)	—	(200,000)
Extinguishment of debt exit fees	(5,846)	—	(22,000)
Principal repayment of long term debt	(4,750)	(2,000)	(500)
Repurchase of common stock	(100,000)	—	—
Payments of employee withholding taxes related to stock-based awards	(514)	—	—
Proceeds from exercised options	5,055	8,841	9,371
Net cash (used in) provided by financing activities	(105,552)	6,841	7,419
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	67,396	9,475	5,678
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	244,534	235,059	229,381
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$311,930	$244,534	235,059
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$20,051	$16,364	$19,830
Cash paid during the year for taxes	48,233	12,645	2,875

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company

Harmony Biosciences Holdings, Inc., and its consolidated subsidiaries (the “Company”) was founded in July 2017 as Harmony Biosciences II, LLC, a Delaware limited liability company. The Company converted to a Delaware corporation named Harmony Biosciences II, Inc. in September 2017 and, in February 2020, the Company changed its name to Harmony Biosciences Holdings, Inc. The Company’s operations are conducted in its wholly owned subsidiary, Harmony Biosciences, LLC (“Harmony”), which was formed in May 2017. The Company is a commercial-stage pharmaceutical company focused on developing and commercializing innovative therapies for patients living with rare neurological disorders as well as patients living with other neurological diseases who have unmet medical needs. The Company is headquartered in Plymouth Meeting, Pennsylvania.

On October 10, 2023, the Company completed a tender offer to acquire all of the outstanding shares of common stock of Zynerba Pharmaceuticals, Inc. (together with its subsidiary, Zynerba Pharmaceutical Pty, Ltd., “Zynerba”). Zynerba is a clinical-stage pharmaceutical company focused on innovative pharmaceutically produced transdermal cannabidiol therapies for orphan neuropsychiatric disorders, including Fragile X syndrome.

2. LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $143,277 and $272,130, as of December 31, 2023, and 2022, respectively. As of December 31, 2023, the Company had cash, cash equivalents and investments of $425,629.

The Company believes that its existing cash, cash equivalents and investments on hand as of December 31, 2023, as well as additional cash generated from operating and financing activities will meet its operational liquidity needs and fund its planned investing activities for the next twelve months from the date of issuance of these consolidated financial statements.

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

Operating Segments

The Company holds all its tangible assets, conducts its operations, and generates its revenue in the U.S. Operating segments which are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Makers in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined it operates in a single operating segment and has one reportable segment.

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

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of December 31, 2023, or December 31, 2022.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash consist of cash and, if applicable, highly liquid investments with an original maturity of three months or less when purchased, including investments in money market funds and debt securities that approximate fair value. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet and in the statements of cash flows.

	As of
	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$311,660	$243,784
Restricted cash	270	750
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$311,930	$244,534

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

Concentrations of Risk

Substantially all of the Company’s cash and money market funds are held in five financial institutions. Due to their size, the Company believes these financial institutions represent minimal credit risk. Deposits may exceed the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation for U.S. institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company believes that it is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

The Company is subject to credit risk from its trade receivables related to its product sales. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. The Company monitors its exposure within accounts receivable and would record a reserve against uncollectible accounts receivable if necessary. As of December 31, 2023, three customers accounted for 100% of gross accounts receivable, Accredo Health Group, Inc. (“Accredo”), which accounted for 39% of gross accounts receivable; Caremark LLC (“CVS Caremark”), which accounted for 32% of gross accounts receivable; and PANTHERX Specialty Pharmacy LLC (“Pantherx), which accounted for 29% of gross accounts receivable. As of December 31, 2022, three customers accounted for 100% of gross accounts receivable; CVS Caremark, which accounted for 41% of gross accounts receivable, Accredo, which accounted for 35% of gross accounts receivable and Pantherx, which accounted for 24% of gross accounts receivable.

For the year ended December 31, 2023, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 37% of gross product revenue; Accredo accounted for 32% of gross product revenue; and Pantherx accounted for 31% of gross product revenue. For the year ended December 31, 2022, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 42% of gross product revenue; Pantherx accounted for 29% of gross product revenue; and Accredo accounted for 29% of gross product revenue. For the year ended December 31, 2021, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 36% of gross product revenue; Pantherx accounted for 35% of gross products revenue; and Accredo accounted for 29% of gross product revenue.

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

Net Product Revenue

We recognize revenue from sales of WAKIX when the customer obtains control of the product, which occurs at a point in time, typically upon delivery. Product revenue is recorded at the product’s list price, net of applicable reserves for variable consideration that are offered within contracts between us and our customers, payors, and other indirect customers relating to the sale of WAKIX. Components of variable consideration include government (as detailed below) and commercial contracts, commercial co-payment assistance program, and distribution service fees. These deductions are based on the amounts earned, or to be claimed on the related sales, and are classified as a current liability or reduction of receivables in our consolidated balance sheet.

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

We estimate rebates due pursuant to government contracts based upon our historical payment trends, information obtained from third parties estimating current payment trends, the government-mandated discounts applicable to government-funded programs, as well as information obtained from our customers. The liability for these government rebates consists of estimates of claims for WAKIX dispensed in the current period, plus an estimate for product which has shipped and has been recognized as revenue but remains in the distribution channel at the end of a reporting period.

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

Advertising Expenses

We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $21,544, $22,428 and $19,558 for the years ended December 31, 2023, 2022 and 2021, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in operating results using a fair value measurement method, in accordance with FASB ASC 718, Compensation-Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The vesting periods have a time-based provision consisting of one to five years and expire no more than 10 years after the date of grant. Upon a change of control, certain unvested awards will immediately vest. The Company determines the fair value of stock-based awards on their grant date using the Black-Scholes option-pricing model, which uses both historical and current market data to estimate fair value. The method incorporates various assumptions, such as the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. The Company also had non-employee stock awards subject to a performance condition that are recognized based on probable outcome of achieving future events.

Basic and Diluted Net Income per Share

Basic net income per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, and warrants which would result in the issuance of incremental shares of common stock.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. At December 31, 2023 and 2022, the Company did not have any unrecognized uncertain tax positions. The Company’s policy is to include any interest and penalties as a component of income tax expense.

Business Combinations

Business combinations and asset acquisitions are accounted for in accordance with FASB ASC 805 Business Combinations. Refer to Note 4, Acquisition, for a more detailed discussion of the Zynerba Acquisition.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses and requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. This ASU is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is required to be applied retrospectively to all prior periods presented in the financial statements. The Company has one reportable segment and is currently evaluating the impact that ASU 2023-07 will have on its consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statements.

4. ACQUISITION

On October 10, 2023, the Company completed a tender offer to purchase the outstanding common stock of Zynerba (“Zynerba Common Stock”) for (i) $1.1059 per share of Zynerba Common Stock (the “Common Cash Amount”), plus (ii) one contingent value right (each, a “CVR”) per share of Zynerba Common Stock (the “Common CVR Amount”), which represents the right to receive up to approximately $2.5444 per share of Zynerba Common Stock, subject to the achievement of certain clinical, regulatory and sales-based milestones. Both the Common Cash Amount and Common CVR Amount are to be paid in cash, subject to any applicable withholding of taxes and without interest. The aggregate amount of consideration to acquire Zynerba Common Stock was $60,000, excluding transaction related fees of $2,645 and was paid by the Company using cash on hand.

The total purchase consideration for Zynerba was as follows:

Cash consideration paid to selling shareholders (i)	$55,960
Cash consideration paid to settle Zynerba restricted stock awards ("RSAs") as stock options (ii)	4,040
Transaction costs	2,645
Total purchase consideration	$62,645

(i)	The cash consideration paid to selling shareholders was determined based on the total number of Zynerba shares tendered at closing of 50,602,656 at a per share price of $1.1059.
(ii)	The cash consideration paid to settle Zynerba restricted stock awards (“RSAs”) and stock options under Zynerba equity incentive plans was determined based on the total number of underlying shares of 4,000,169 at a per share price of $1.1059, less exercise price for the stock options.

All consideration was paid during the year ended December 31, 2023.

The Zynerba Acquisition was accounted for as an asset acquisition under ASC Topic 805, Business Combinations, because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable IPR&D asset, ZYN002, Zynerba’s lead asset. ZYN002 is the first and only pharmaceutically manufactured, synthetic cannabidiol, a non-euphoric cannabidiol, formulated as a patent-protected permeation-enhanced gel for transdermal delivery through the skin and into the circulatory system and is currently in Phase III clinical trial for the potential treatment of Fragile X Syndrome. The Company recognized the acquired assets and assumed liabilities based on the consideration paid, including transaction costs, on a relative fair value basis, and after first allocating the preliminary excess of the fair value of net assets acquired over the purchase price consideration to certain qualifying assets, principally, the IPR&D asset. In accordance with the accounting for asset acquisitions, an entity that acquires IPR&D assets in an asset acquisition follows the guidance in ASC Topic 730 Research and Development, which requires that both tangible and intangible identifiable research and development assets with no alternative future use be allocated a portion of the consideration transferred and recorded as research and development expense at the acquisition date. As a result, the Company recorded a charge of $2,260 related to acquired in-process research and development expense related to the ZYN002 IPR&D asset during the year ended December 31, 2023.

The following table shows the allocation of the purchase consideration based on the relative fair value of assets acquired and liabilities assumed by the company, after reducing the excess fair value of the IPR&D asset as described above:

Assets acquired
Cash and cash equivalents	$25,658
Prepaid expenses and other current assets	3,540
Deferred tax asset	44,800
Restricted cash	20
Acquired in-process research and development	2,260
Total assets acquired	$76,278
Liabilities assumed
Accounts payable	4,995
Accrued expenses and accrued compensation	8,479
Other current liabilities	159
Total liabilities assumed	$13,633

Net assets acquired	$62,645

Subsequent to the acquisition, The Company incurred $7,544 in severance charges related to the acquisition, of which $3,858 was included in general administrative expenses and $3,686 was included in research and development expenses, within the consolidated statements of operations for the year ended December 31, 2023. As of December 31, 2023, the Company had accrued $7,544 related to these severance charges, which is included in accrued compensation in the consolidated balance sheet.

The amount of Zynerba’s net loss included in the consolidated statements of operations and comprehensive income for the year ended December 31, 2023, was $14,451. There was no revenue from Zynerba included in the consolidated statements of operations and comprehensive income for the year ended December 31, 2023, as Zynerba has no historical sales.

Unaudited Pro Forma Financial Information

Unaudited pro forma net income was $108,350 and $135,567 for the year ended December 31, 2023, and 2022, respectively and there was no adjustment to unaudited pro forma net product revenue for the year ended December 31, 2023, and 2022, as Zynerba has no historical sales through December 31, 2023.

The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Zynerba as though it had occurred on January 1, 2022. They include adjustments for severance expense and acquired in-process research and development expense. The unaudited pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2022, nor is it indicative of future operating results.

5. INVESTMENTS

The carrying value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$23,832	36	(3)	$23,865
Corporate debt securities	15,968	28	—	15,996
U.S. government securities	1,940	—	(1)	1,939
Total short-term investments	$41,740	64	(4)	$41,800

Long-term:
Commercial paper	$744	—	—	$744
Corporate debt securities	42,688	81	(28)	42,741
U.S. government securities	28,795	7	(118)	28,684
Total long-term investments	$72,227	88	(146)	$72,169

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$26,553	15	(34)	$26,534
Corporate debt securities	49,213	9	(73)	49,149
U.S. government securities	3,658	—	(10)	3,648
Total short-term investments	$79,424	24	(117)	$79,331

Long-term:
Commercial paper	$853	1	—	$854
Corporate debt securities	21,516	11	(68)	21,459
U.S. government securities	257	—	(2)	255
Total long-term investments	$22,626	12	(70)	$22,568

The Company classifies investments with an original maturity of less than one year as current and investments with an original maturity date of greater than one year as noncurrent on its consolidated balance sheet. The investments classified as noncurrent have original maturity dates ranging from 1-2 years. The Company did not have any available-for-sale debt security investments in a continuous unrealized loss position of greater than 12 months as of December 31, 2023, and December 31, 2022, respectively.

6. FAIR VALUE MEASUREMENTS

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of December 31, 2023, or December 31, 2022.

The Company’s assets measured at fair value consisted of the following:

	December 31, 2023			December 31, 2022
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$244,569	243,685	884	$184,977	184,977	—
Commercial paper	24,609	—	24,609	27,388	—	27,388
Corporate debt securities	58,737	—	58,737	70,608	—	70,608
U.S. government securities	30,623	—	30,623	3,903	—	3,903
Total	$358,538	243,685	114,853	$286,876	184,977	101,899

7. INVENTORY

Inventory, net consisted of the following:

	As of
	December 31,	December 31,
	2023	2022
Raw materials	$1,060	$838
Work in process	2,020	1,513
Finished goods	2,283	2,565
Inventory, gross	5,363	4,916
Reserve for excess inventory	—	(619)
Total inventory, net	$5,363	$4,297

8. INTANGIBLE ASSETS

In August 2019, the Company received FDA approval of WAKIX® (pitolisant) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 under the provisions of the 2017 LCA (defined below) which the Company capitalized as an intangible asset. The Company determined a useful life of 10 years for such intangible asset, and, as of December 31, 2023, the remaining useful life was 5.8 years.

In October 2020, the Company received FDA approval for the New Drug Application (“NDA”) for WAKIX® for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for such intangible asset, and, as of December 31, 2023, the remaining useful life was 5.8 years.

In February 2022, the Company attained $500,000 in life-to-date aggregate net sales of WAKIX in the United States. This event triggered a final $40,000 payment under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in March of 2022. The Company determined a useful life of 7.6 years for such intangible asset, and, as of December 31, 2023, the remaining useful life was 5.8 years.

Amortization expense was $23,845, $22,966 and $18,424 for the years ended December 31, 2023, 2022 and 2021, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Future annual amortization expense for the unamortized intangible assets is as follows:

Years ending December 31,
2024	$23,845
2025	23,845
2026	23,845
2027	23,845
2028	23,845
Thereafter	17,883
Total	$137,108

The gross carrying amount and net book value of the intangible asset is as follows:

	As of
	December 31,	December 31,
	2023	2022
Gross Carrying Amount	$215,000	$215,000
Accumulated Amortization	(77,892)	(54,047)
Net Book Value	$137,108	$160,953

9. LICENSE AGREEMENTS AND ASSET PURCHASE AGREEMENTS

In July 2017, Harmony entered into a License Agreement (the “2017 LCA”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby Harmony acquired the exclusive right to commercialize the pharmaceutical compound pitolisant for the treatment, and/or prevention, of narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, and Parkinson’s disease as well as any other indications unanimously agreed by the parties in the United States and its territories. A milestone payment of $50,000 was due upon acceptance by the FDA of pitolisant’s NDA, which was achieved in February 2019 and was expensed within research and development for the year ended December 31, 2019. A milestone payment of $77,000, which included a $2,000 fee that is described below, was due upon FDA approval of WAKIX (pitolisant) for treatment of EDS in adult patients with narcolepsy, which was achieved in August 2019. The $2,000 payment and $75,000 milestone payment were paid in August and November 2019, respectively. In addition, a milestone payment of $102,000, which included a $2,000 fee was due upon the FDA approval of the NDA for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. The $2,000 payment was paid in October 2020 and a $100,000 milestone payment was paid in January 2021. A final $40,000 milestone payment was paid to Bioprojet in March 2022 upon WAKIX attaining $500,000 in aggregate net sales in the United States. The 2017 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales, which is payable to Bioprojet on a quarterly basis. The Company incurred $111,685, $77,107 and $50,957 for the years ended December 31, 2023, 2022 and 2021, respectively, for sales-based, trademark and tiered royalties recognized as cost of product sold. As of December 31, 2023, and 2022, the Company had accrued $40,419 and $25,367, respectively, for sales-based, trademark and tiered royalties.

In July 2022, Harmony entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby Harmony obtained exclusive rights to manufacture, use and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon agreement of both parties. Harmony paid an initial, non-refundable $30,000 licensing fee in October 2022 and additional payments of up to $155,000 are potentially due under the 2022 LCA upon the achievement of certain future development and sales-based milestones. In addition, there are other payments due upon achievement of development milestones for new indications and formulations as agreed upon by both parties. The 2022 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales upon commercialization, which will be payable to Bioprojet on a quarterly basis. The $30,000 licensing fee was recorded in research and development within the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2022.

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

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	December 31,	December 31,
	2023	2022
Royalties due to Bioprojet	$40,419	$25,367
Rebates and other sales deductions	38,842	27,860
Interest	3,354	3,286
Selling and marketing	2,354	1,135
Research and development	9,835	358
Professional fees, consulting, and other services	2,195	1,163
Other expenses	2,495	773
	$99,494	$59,942

11. DEBT

Credit Agreements

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

The net cash received related to the Term Loans as a result of the transactions, less debt issuance costs of $2,997, was $197,003. The debt issuance costs related to the Term Loans will be amortized as additional interest expense over the loan term of the TLA Credit Agreement. The fair value of the Term Loans as of December 31, 2023, was $199,859.

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

In connection with the TLA Credit Agreement, the Company extinguished the Blackstone Credit Agreement, which required a payoff amount of $207,308 consisting of principal repayment, interest, exit fees, Ticking Fee and a prepayment premium. The Company recognized a loss on extinguishment of debt of $9,766 relating to the Blackstone Credit Agreement within the Company’s consolidated statements of operation and comprehensive income for the year ended December 31, 2023. In addition, the Company recognized $1,972 relating to unamortized debt issuance costs relating to the DDTL and the Ticking Fee, which was recorded in interest expense, net within the consolidated statement of operations and comprehensive income for the year ended December 31, 2023.

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

Long-term debt, net consists of the following:

	December 31,	December 31,
	2023	2022
Liability component - principal	$196,250	$197,500
Unamortized debt discount associated with debt financing costs	(2,684)	(5,853)
Liability component - net carrying value	193,566	191,647
Less current portion	(15,000)	(2,000)
Long-term debt, net	$178,566	$189,647

Future minimum payments relating to long term debt, net as of December 31, 2023, for the periods indicated below consists of the following:

Years ending December 31,
2024	$15,000
2025	16,250
2026	20,000
2027	20,000
2028	125,000
Thereafter	—
Total	$196,250

Interest expense related to the Company’s long term debt, net, is included in interest expense, net in the consolidated statements of operations and comprehensive income (loss) and consists of the following:

	Year Ended
	December 31,
	2023	2022	2021
Interest on principal balance	$20,511	$17,132	$21,955
Amortization of deferred financing costs	3,246	1,663	2,238
Total term loan interest expense	$23,757	$18,795	$24,193

12. LEASES

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

The company recorded operating lease costs of $1,811 and $1,526 for the years ended December 31, 2023, and 2022, respectively.

As of December 31, 2023, the weighted-average remaining lease term for operating leases was 2.0 years and the weighted-average discount rate for operating leases was 6.73%.

Supplemental balance sheet information related to operating leases was as follows:

Leases	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Other noncurrent assets	$2,344	$2,312
Liabilities
Operating lease liability, current portion	Other current liabilities	$1,437	$1,614
Operating lease liability, long-term	Other long-term liabilities	1,082	975
Total operating lease liabilities		$2,519	$2,589

Supplemental cash flow information related to operating leases was as follows:

	December 31, 2023	December 31, 2022
Operating cash flows from operating leases	$2,016	$1,716
Right of use assets obtained in exchange for operating lease obligations	$2,163	$485

Future payments under noncancelable operating leases with initial terms of one year or more as of December 31, 2023, consisted of the following:

Years ending December 31,
2024	$1,550
2025	732
2026	425
2027	-
2028	-
Thereafter	-
Total lease payments	2,707
Less: imputed interest	(188)
Total lease liabilities	$2,519

13. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to claims and suits arising in the ordinary course of business. The Company accrues such liabilities when they are known, if they are deemed probable and can be reasonably estimated. As of December 31, 2023, there were no material claims or suits outstanding.

14. STOCKHOLDERS’ EQUITY

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

In connection with the OrbiMed Loan, the Company issued warrants to OrbiMed Royalty & Credit Opportunities, LP on January 9, 2020. Pursuant to the warrants, OrbiMed Royalty & Credit Opportunities, LP had the option to purchase up to 410,239 shares of the Company’s common stock for an initial exercise price of $16.10. In September 2021, OrbiMed exercised its option to purchase shares of the Company’s common stock which resulted in the net settlement of 221,511 shares of common stock being issued to OrbiMed.

Share Repurchase Program

On August 1, 2023, the Company’s Board of Directors approved a program providing for the repurchase of shares of common stock in an aggregate amount of up to $125,000, excluding commissions and transaction fees (the “August 2023 Repurchase Program”). The August 2023 Repurchase Program may be suspended, terminated or modified at any time for any reason. During the year ended December 31, 2023, the Company repurchased and retired 1,439,792 shares of common stock at an aggregate cost of $50,000 under the August 2023 Repurchase Program, excluding commissions and transaction fees.

On October 27, 2023, the Company’s Board of Directors terminated the August 2023 Repurchase Program and any remaining amount authorized for the repurchase of shares. Simultaneously, the Company’s Board of Directors approved a share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200,000, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the year ended December 31, 2023, the Company repurchases and retired 1,814,653 shares of common stock at an aggregate cost of $50,000 under the October 2023 Repurchase Program, excluding commissions and transaction fees.

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

Stock options and stock appreciation rights under the 2020 Plan have a 10-year contractual term and vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). RSUs vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). As of December 31, 2023, there were 6,691,219 shares of common stock available for issuance under the 2020 Plan. The number of shares that may be issued under the 2020 Plan will automatically increase on January 1 of each year in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors.

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

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2023:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2022	6,460,947	$30.90	7.86
Awards issued	440,294	$34.80
Awards exercised	(371,896)	$12.00
Awards forfeited	(212,923)	$25.25
Awards outstanding—December 31, 2023	6,316,422	$32.47	7.17

Stock Appreciation Rights

The following table summarizes SARs activity for the year ended December 31, 2023:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Awards	Price	Term
Awards outstanding—December 31, 2022	43,208	$9.38	6.32
Awards issued	—	$—
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—December 31, 2023	43,208	$9.38	5.32

Restricted Stock Units

The following table summarizes RSU activity for the year ended December 31, 2023:

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Awards outstanding—December 31, 2022	60,000	$29.03
Awards issued	300,000	$31.78
Awards vested	(30,000)	$29.03
Awards forfeited	—	$—
Awards outstanding—December 31, 2023	330,000	$31.53

As of December 31, 2023, and 2022, stock awards issued under the 2017 and 2020 Plans of 3,298,284 and 1,818,045 common shares, respectively, were vested.

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

The assumptions used to value the awards are summarized in the following table.

	As of
	December 31,	December 31,
	2023	2022
Dividend yield	0.00%	0.00%
Expected volatility	74.87 - 80.78%	72.57 - 77.08%
Risk-free interest rate	3.42 - 4.62%	1.99 - 4.05%

Lack of marketability discount	0.00%	0.00%
Expected term (years)	2.26 - 10.77	3.1 - 6.3

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted average per share fair value of awards issued under the 2017 Plan and the 2020 Plan was $20.64, $18.88 and $12.82 in 2023, 2022 and 2021, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense was $31,206, $26,905 and $16,105 for the years ended December 31, 2023, 2022 and 2021, respectively, and is recorded in the consolidated statements of operations and comprehensive income (loss) in the following line items:

	Year Ended December 31,
	2023	2022	2021
Research and development expense	$3,962	$2,614	$2,121
Sales and marketing expense	5,148	3,886	3,103
General and administrative expense	22,096	20,405	10,881
	$31,206	$26,905	$16,105

Stock-based compensation expense, net related to options and RSUs issued under the 2017 Plan and 2020 Plan is included in stockholder’s equity, and a liability for SARs is included in other non-current liabilities, in the Company’s consolidated balance sheet. As of December 31, 2023, the total unrecognized stock-based compensation expense related to options and RSUs was $69,594 which will be recognized in the Company’s consolidated statement of operations over a weighted average period of 2.3 years.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in April 2021. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 629,805, which will automatically increase on January 1 of each year in an amount equal to the lesser of (i) 1.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For the years ended December 31, 2023, 2022 and 2021, there were 21,313, 21,943 and 11,010 shares issued under the ESPP, respectively. The discount on the ESPP was $393, $363 and $173 for the years ended December 31, 2023, 2022 and 2021, respectively, and is recorded within stock-based compensation expense.

16. EARNINGS PER SHARE

Basic earnings per share is calculated by diving net income by the weighted average number of shares of common stock outstanding. For the years ended December 31, 2023, 2022 and 2021, respectively, the Company calculated Diluted net income per common share is computed under the treasury stock method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, stock appreciation rights and restricted stock units.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2023	2022	2021
Numerator
Net income	$128,853	$181,468	$34,597
Net income available to common shareholders	$128,853	$181,468	$34,597
Denominator
Net income per share of common stock - basic	$2.17	$3.07	$0.60
Net income per share of common stock- diluted	$2.13	$2.97	$0.58
Weighted average number of shares of common stock - basic	59,469,648	59,173,121	57,531,540
Weighted average number of shares of common stock - diluted	60,372,397	61,097,045	59,205,213

Securities outstanding that were included in the computation above, utilizing the treasury stock method are as follows:

	Year Ended December 31,
	2023	2022	2021
Stock options, SARs, and RSUs to purchase common stock	902,749	1,923,924	1,536,825
Warrants	—	—	136,848
Total	902,749	1,923,924	1,673,673

Potential common shares issuable upon conversion of preferred stock and exercise of stock options that were excluded from the computation of diluted weighted-average shares outstanding excluded from the numerator are as follows:

	Year Ended December 31,
	2023	2022	2021
Stock options, SARs, and RSUs to purchase common stock	5,786,881	4,640,231	4,289,066

17. INCOME TAXES

Details of the provision for income taxes consist of the following:

	Year Ended December 31,
	2023	2022	2021
Federal	$31,084	$10,011	$6,487
State	11,884	9,573	2,852
Valuation allowance	1,575	(96,366)	(6,508)
	$44,543	$(76,782)	$2,831
Current	$57,962	$9,161	$2,831
Deferred	(14,994)	10,423	6,508
Valuation allowance	1,575	(96,366)	(6,508)
Total	$44,543	$(76,782)	$2,831

The reasons for the difference between the statutory federal income tax rate and the Company’s effective income tax rate as of December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Federal income tax rate	21.0%	21.0%	21.0%
Stock-based compensation	(0.4)	(4.9)	(2.3)
State taxes	5.7	(14.1)	6.4
Credits	(2.1)	(4.8)	—
Other	0.9	(0.3)	(0.2)
Valuation allowance	0.6	(70.2)	(17.3)
Total	25.7%	(73.3)%	7.6%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023, and 2022, are as follows:

	As of December 31,
	2023		2022
	Assets	Liabilities	Assets	Liabilities
Acquired in-process research and development	$35,337	$—	$45,938	$—
Net operating loss carryforward	45,917	—	6,370	—
Accrued compensation	19,915	—	11,551	—
Lease obligations, net	-	6	71	—
Fixed assets	173	—	115	—
Inventory	5,344	—	6,781	—
Accrued rebates	3,791	—	7,118	—
Research and development	38,799	—	8,802	—
Other	1,132	790	15	818
Total	$150,408	796	$86,761	818
Net deferred tax asset	$149,612	$—	$85,943	$—
Valuation allowance	$(5,450)	$—	$—	$—
Total	$144,162	$—	$85,943	$—

As of December 31, 2023, and December 31, 2022, our deferred tax assets were primarily the result of acquired in-process research and development costs, operating loss carryforwards, capitalized research and development costs, inventory, and accrued rebates. As of December 31, 2023, the Company recorded a valuation allowance on federal net operating losses of Zynerba’s subsidiary, Zynerba Pharmaceuticals Pty Ltd., and the state net operating losses of Zynerba.  The Company previously recorded a valuation allowance against Harmony’s historical deferred tax assets. The Company recorded $96,336 as a benefit to the income tax provision upon release of this valuation allowance during year ended December 31, 2022, in part because in the year ended December 31, 2022, we achieved three years of cumulative pretax income, which was a positive indication of the Company’s ability to generate sufficient future taxable income, the Company determined that there was sufficient positive evidence to conclude that it was more likely than not that additional deferred taxes are realizable and, therefore, released the valuation allowance accordingly. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Valuation allowance at the beginning of the year	$—	$(96,366)	$(102,874)
Decreases recorded as a benefit to income tax provision	—	96,366	6,508
Increases due to Zynerba Acquisition	(3,875)	—	—
Increases recorded to income tax provision	(1,575)	—	—
Valuation allowance at the end of the year	$(5,450)	$—	$(96,366)

As of December 31, 2023, and 2022, the Company has approximately $179,390 and $0, respectively, of federal net operating loss ("NOL") carryforward available to offset future federal taxable income. The Company also has approximately $137,331 and $95,230 of state NOL carryforwards as of December 31, 2023, and 2022, respectively, available to offset future state taxable income. All of the Company’s tax years remain open to examination by federal and state taxing authorities. The Company’s state NOLs begin to expire in 2037. Utilization of the net operating loss carryforwards may be subject to a substantial limitation due to state provisions. These changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

As of December 31, 2023, and 2022, the Company has federal tax credits of $0 and $0, respectively.

18. RETIREMENT PLAN

The Company formed a 401(k) defined contribution savings plan (the “401(k) Plan”) in January 2021. The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees limited by the IRS-imposed maximum. Employer contributions were $2,128, $1,705, and $2,479 for the years ended December 31, 2023, 2022 and 2021, respectively.

19. RELATED-PARTY TRANSACTIONS

The Company was party to a management agreement for professional services provided by a related party, Paragon. The related party is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors was the President and owner of the entity. The Company is party to a right of use agreement with the related party whereby it has access to and the right to use certain office space leased by the related party in Chicago, Illinois. For the years ended December 31, 2023, 2022 and 2021, the Company incurred $290, $284 and $284, respectively, in expenses pursuant to the right of use agreement with this related party, which are included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss). In August 2021, the Company paid a $2,300 advisory fee to Paragon in connection with the Blackstone Credit Agreement. $2,000 of this payment was recorded in debt issuance costs as a component of long-term debt, net and $300 was recorded in common stock issuance costs as a component of additional paid-in capital, within the consolidated balance sheet as of December 31, 2022. As of December 31, 2023, and 2022, there were no amounts due to or due from related parties included within the consolidated balance sheet.

20. VALUATION AND QUALIFYING ACCOUNTS – ACCOUNTS RECEIVABLE, NET

Changes in the valuation allowance for accounts receivable, net during the years ended December 31, 2023, 2022, and 2021, were as follows:

	Year Ended December 31,
	2023	2022	2021
Allowance for distribution fees, discounts and chargebacks at the beginning of the year	$1,830	$1,885	$806
Additions due to current period provision	21,821	14,806	12,174
Deductions due to payment of distribution fees, discount and chargebacks	(21,007)	(14,861)	(11,095)
Allowance for distribution fees, discounts and chargebacks at the beginning of the year	$2,644	$1,830	$1,885

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  The Company acquired Zynerba on October 10, 2023. SEC guidance permits companies to exclude certain acquisitions from the assessment of internal control over financial reporting during the first year following acquisition.  Accordingly, management has excluded Zynerba from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Zynerba represents approximately 8% and 0% of total assets and net product revenue, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting that is included in this Annual Report on Form 10-K.

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of December 31, 2023, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Harmony Biosciences Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Harmony Biosciences Holdings, Inc., and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Zynerba Pharmaceuticals, Inc., which was acquired on October 10, 2023, and whose financial statements constitute 8% of total assets and 0% of net product revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Zynerba Pharmaceuticals, Inc.

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

Philadelphia, PA

February 22, 2024

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

Item 11. Executive Compensation.

The information required by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

(a)(3) Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger, dated August 14, 2023, by and among Harmony Biosciences Holdings, Inc., Xylophone Acquisition Corp. and Zynerba Pharmaceuticals, Inc.	8-K/A	September 14, 2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Harmony Biosciences Holdings, Inc.	8-K	August 21, 2020	3.1

3.2	Amended and Restated Bylaws.	8-K	August 21, 2020	3.2

4.1	Form of Common Stock Certificate.	S-1/A	August 6, 2020	4.1

4.2	Description of Registrant’s Securities.	10-K	March 25, 2021	4.3

10.1	Credit Agreement, dated as of August 9, 2021, among Harmony Biosciences, Inc., as Borrower, Harmony Biosciences, LLC, as Guarantor, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent.	10-Q	August 10, 2021	10.2

10.2	Pledge and Security Agreement, dated as of August 9, 2021, among Harmony Biosciences, Inc. and Harmony Biosciences, LLC, as Grantors, the Grantors from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent.	10-Q	August 10, 2021	10.3

10.3*	Harmony Biosciences Holdings, Inc. 2020 Incentive Award Plan, as amended by the First Amendment to the Plan, dated March 24, 2022.	10-K	February 21, 2023	10.3

10.4*	Form of Option Agreement under Harmony Biosciences Holdings, Inc. 2020 Incentive Award Plan.	S-8	August 21, 2020	10.3

10.5*	Form of Restricted Stock Unit Agreement under Harmony Biosciences Holdings, Inc. 2020 Incentive Award Plan.	S-1/A	August 11, 2020	10.6

10.6*	Harmony Biosciences Holdings, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	August 11, 2020	10.7

10.7.1*	Amended and Restated Employment Agreement, dated August 11, 2020, by and between Harmony Biosciences, LLC and John C. Jacobs.	S-1/A	August 11, 2020	10.8

10.7.2*	Acknowledgment and Release Agreement, dated January 20, 2023, by and between Harmony Biosciences Holdings, Inc. and John C. Jacobs.	10-K	February 21, 2023	10.7.2

10.8	Form of Indemnification Agreement between Harmony Biosciences, LLC and each director and executive officer.	S-1/A	August 11, 2020	10.12

10.9	Harmony Biosciences, LLC Separation Plan.	S-1/A	August 11, 2020	10.13

10.10*	Harmony Biosciences Holdings, Inc. Amended and Restated 2017 Equity Incentive Plan.	S-1/A	August 11, 2020	10.3

10.11*	Harmony Biosciences Holdings, Inc. Non- Employee Director Compensation Program.	10-Q	November 12, 2020	10.9

10.12.1*	Offer Letter, dated October 10, 2017, by and between Harmony Biosciences, LLC and Jeffrey Dayno.	S-1/A	August 11, 2020	10.9

10.12.2*	Promotion Letter Agreement, dated January 23, 2023, by and between Harmony Biosciences Holdings, Inc. and Jeffrey M. Dayno, M.D.	8-K/A	January 23, 2023	10.1

10.12.3*	Executive Employment Agreement, dated April 24, 2023, between Harmony Biosciences, LLC and Jeffrey M. Dayno, M.D.	8-K	April 24, 2023	10.1

10.13*	Offer Letter, dated September 8, 2017, by and between Harmony Biosciences, LLC and Andrew Serafin.	S-1/A	August 11, 2020	10.10

10.14+	License and Commercialization Agreement, dated July 28, 2017, by and between Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.10

10.15	Amendment No. 1 to License and Commercialization Agreement, dated August 27, 2018, by and between Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.11

10.16+	Trademark License Agreement, dated August 23, 2018, by and among Bioprojet Europe, Ltd., Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.12

10.17	Management Services Agreement, dated September 22, 2017, by and between Paragon Biosciences, LLC and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.13

10.18	Right of Use Agreement, dated November 1, 2019, by and between Paragon Biosciences, LLC and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.14

10.19	Second Amended and Restated Investors’ Rights Agreement, dated August 9, 2019, by and among the Registrant and the other parties thereto.	S-1	July 27, 2020	10.15

10.20*	Offer Letter, dated September 7, 2017, by and between Harmony Biosciences, LLC and Jeffrey Dierks.	10-K	March 25, 2021	10.20

10.21*	Employment Agreement, dated March 4, 2021, between Harmony Biosciences, LLC and Sandip Kapadia.	8-K	March 15, 2021	10.1

10.22*	Promotion Increase Award Letter to Jeffrey Dierks, dated June 9, 2021.	10-Q	August 10, 2021	10.1
10.23*	Restricted Stock Unit Award Agreement dated October 4, 2023 with Sandip Kapadia	8-K	October 5, 2023	10.1
10.24*	Restricted Stock Unit Award Agreement dated October 4, 2023 with Jeffrey Dierks	8-K	October 5, 2023	10.2
10.25	Credit Agreement, dated as of July 26, 2023, by an among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto.	8-K	July 27, 2023	10.1
10.26	Guaranty, dated July 26, 2023, by and among each of the subsidiaries of Harmony Biosciences Holdings, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	July 27, 2023	10.2
10.27	Pledge and Security Agreement, dated July 26, 2023, by and among Harmony Biosciences Holdings, Inc. and each of the subsidiaries of Harmony Biosciences Holdings, Inc., and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	July 27, 2023	10.3
10.28	First Incremental Amendment dated September 21, 2023 by and among Harmony Biosciences Holdings, Inc., JPMorgan Chase Bank, N.A., as	8-K	September 25, 2023	10.1

administrative agent, and Bank of America, N.A., as incremental lender.
21.1	List of Subsidiaries of Harmony Biosciences Holdings, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm	X

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

X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	X

101

The following financial statements from the Company’s Yearly Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity (Deficit) and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Indicates management contract or compensatory plan or arrangement.
**

This certification is deemed furnished, and not filed, with the SEC and is not to be incorporated by reference into any filing of Harmony Biosciences Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

+	Certain portions of this document that the Company customarily and actually treats as private or confidential and is not material have been redacted in accordance with Regulation S-K, Item 601(b)(10)

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

Date: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey M. Dayno	President, Chief Executive Officer and Director	February 22, 2024
Jeffrey M. Dayno	(Principal Executive Officer)

/s/ Sandip Kapadia	Chief Financial Officer and Chief Administrative Officer (Principal	February 22, 2024
Sandip Kapadia	Financial Officer and Principal Accounting Officer)

/s/ Jeffrey S. Aronin	Chairman of the Board	February 22, 2024
Jeffrey S. Aronin

/s/ Peter Anastasiou	Director	February 22, 2024
Peter Anastasiou

/s/ Antonio Gracias	Director	February 22, 2024
Antonio Gracias

/s/ R. Mark Graf	Director	February 22, 2024
R. Mark Graf

/s/ Jack Bech Nielsen	Director	February 22, 2024
Jack Bech Nielsen

/s/ Juan A. Sabater	Director	February 22, 2024
Juan A. Sabater

/s/ Gary Sender	Director	February 22, 2024
Gary Sender

/s/ Linda Szyper	Director	February 22, 2024
Linda Szyper

/s/ Andreas Wicki	Director	February 22, 2024
Andreas Wicki