Form 10-K/A
period 2023-12-31
Harmony Biosciences Holdings, Inc.
filed 2024-02-28
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Auditor Firm ID: 34Auditor Name: Deloitte & Touche LLPAuditor Location: Philadelphia, Pennsylvania

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023, are incorporated herein by reference in Part III where indicated.

Explanatory Note

Harmony Biosciences Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 9B. Other Information” by adding Rule 10b5-1 trading arrangements entered into or modified by certain of our officers during the quarter ended December 31, 2023.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications of our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

Item 9B. Other Information.

(a) None.

(b) On November 2, 2023, Sandip Kapadia, Chief Financial Officer and Chief Administrative Officer of the Company, modified a Rule 10b5-1 trading arrangement, originally adopted on February 22, 2023, to change the amount of shares to be sold related to the exercise of options under the plan. The modified plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to 30,000 shares of the Company’s common stock until April 3, 2024. On November 2, 2023, Mr. Kapadia also adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to 55,000 shares of the Company’s common stock related to the exercise of options beginning on April 4, 2024 and until December 30, 2024.

On December 7, 2023, Jeffrey Dierks, Chief Commercial Officer of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 16,097 shares of the Company’s common stock until June 30, 2024 related to the exercise of options.

During the quarter ended December 31, 2023, no director or officer of the Company terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

Date: February 28, 2024

5