Form 10-Q
period 2024-09-30
Harmony Biosciences Holdings, Inc.
filed 2024-10-29
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of October 25, 2024, there were 57,031,297 shares of the registrant’s common stock, par value $0.00001 value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$387,367	$311,660
Investments, short-term	23,109	41,800
Trade receivables, net	81,502	74,140
Inventory, net	6,915	5,363
Prepaid expenses	16,057	12,570
Other current assets	7,455	5,537
Total current assets	522,405	451,070
NONCURRENT ASSETS:
Property and equipment, net	750	371
Restricted cash	270	270
Investments, long-term	94,222	72,169
Intangible assets, net	119,225	137,108
Deferred tax asset	185,016	144,162
Other noncurrent assets	6,247	6,298
Total noncurrent assets	405,730	360,378
TOTAL ASSETS	$928,135	$811,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$10,532	$17,730
Accrued compensation	14,224	23,747
Accrued expenses	109,673	99,494
Current portion of long-term debt	15,000	15,000
Other current liabilities	11,850	7,810
Total current liabilities	161,279	163,781
NONCURRENT LIABILITIES:
Long-term debt, net	167,847	178,566
Other noncurrent liabilities	2,205	2,109
Total noncurrent liabilities	170,052	180,675
TOTAL LIABILITIES	331,331	344,456
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock—$0.00001 par value; 500,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 57,030,897 and 56,769,081 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid in capital	643,563	610,266
Accumulated other comprehensive (loss) income	499	2
Accumulated deficit	(47,259)	(143,277)
TOTAL STOCKHOLDERS’ EQUITY	596,804	466,992
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$928,135	$811,448

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net product revenue	$186,038	$160,268	$513,467	$413,610
Cost of product sold	42,778	32,296	102,406	78,084
Gross profit	143,260	127,972	411,061	335,526
Operating expenses:
Research and development	25,387	17,499	111,159	45,757
Sales and marketing	27,576	23,418	83,316	70,518
General and administrative	28,587	22,546	81,487	67,417
Total operating expenses	81,550	63,463	275,962	183,692
Operating income	61,710	64,509	135,099	151,834
Loss on debt extinguishment	—	(9,766)	—	(9,766)
Other (expense) income, net	(124)	(5)	(228)	(34)
Interest expense	(4,348)	(7,012)	(13,287)	(18,961)
Interest income	4,932	4,106	14,065	10,634
Income before income taxes	62,170	51,832	135,649	133,707
Income tax expense	(16,077)	(13,371)	(39,631)	(31,461)
Net income	$46,093	$38,461	$96,018	$102,246
Unrealized (loss) income on investments	733	6	497	(365)
Comprehensive income	$46,826	$38,467	$96,515	$101,881
EARNINGS PER SHARE:
Basic	$0.81	$0.64	$1.69	$1.71
Diluted	$0.79	$0.63	$1.66	$1.68
Weighted average number of shares of common stock - basic	56,870,234	59,863,102	56,815,167	59,856,941
Weighted average number of shares of common stock - diluted	58,103,963	60,681,676	57,754,016	60,892,992

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity
Balance as of December 31, 2023	56,769,081	$1	$610,266	$2	$(143,277)	$466,992
Net income	—	—	—	—	96,018	96,018
Unrealized loss on investments	—	—	—	497	—	497
Exercise of options and restricted stock units	261,816	—	767	—	—	767
Stock-based compensation	—	—	32,530	—	—	32,530
Balance as of September 30, 2024	57,030,897	$1	$643,563	$499	$(47,259)	$596,804

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity
Balance as of June 30, 2024	56,833,771	$1	$632,168	$(234)	$(93,352)	$538,583
Net income	—	—	—	—	46,093	46,093
Unrealized loss on investments	—	—	—	733	—	733
Exercise of options	197,126	—	347	—	—	347
Stock-based compensation	—	—	11,048	—	—	11,048
Balance as of September 30, 2024	57,030,897	$1	$643,563	$499	$(47,259)	$596,804

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity
Balance as of December 31, 2022	59,615,731	$1	$675,118	$(151)	$(272,130)	$402,838
Net income	—	—	—	—	102,246	102,246
Unrealized loss on investments	—	—	—	(365)	—	(365)
Repurchase of common stock	(1,439,792)	—	(50,543)	—	—	(50,543)
Exercise of stock options	396,005	—	4,314	—	—	4,314
Stock-based compensation	—	—	22,842	—	—	22,842
Balance as of September 30, 2023	58,571,944	$1	$651,731	$(516)	$(169,884)	$481,332

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity
Balance as of June 30, 2023	59,999,658	$1	$694,038	$(522)	$(208,345)	$485,172
Net income	—	—	—	—	38,461	38,461
Unrealized loss on investments	—	—	—	6	—	6
Repurchase of common stock	(1,439,792)	—	(50,543)			(50,543)
Exercise of options	12,078	—	245	—	—	245
Stock-based compensation	—	—	7,991	—	—	7,991
Balance as of September 30, 2023	58,571,944	$1	$651,731	$(516)	$(169,884)	$481,332

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96,018	$102,246
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	261	350
Intangible amortization	17,883	17,884
Acquired in-process research & development (IPR&D) expense	42,595	—
Stock-based and employee stock purchase compensation expense	32,530	22,842
Stock appreciation rights market adjustment	315	(531)
Debt issuance costs amortization	531	2,089
Deferred taxes	(22,586)	(14,542)
Amortization of premiums and accretion of discounts on Investment securities	(1,770)	(2,031)
Loss on debt extinguishment	—	9,766
Other non-cash expenses	1,619	1,258
Change in operating assets and liabilities:
Trade receivables	(7,362)	(12,524)
Inventory	(1,552)	(790)
Prepaid expenses and other assets	(4,851)	(1,759)
Trade payables	(8,596)	2,753
Other liabilities	(776)	15,711
Net cash provided by operating activities	144,259	142,722
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(69,604)	(105,856)
Proceeds from maturities and sales of investment securities	68,516	95,687
Purchase of property and equipment	(640)	(205)
Acquisition of Epygenix Therapeutics, Inc., net of cash acquired	(33,069)	—
Payment of license fee	(25,500)	—
Net cash used in investing activities	(60,297)	(10,374)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	200,000
Debt issuance costs	—	(2,997)
Extinguishment of debt	—	(196,500)
Extinguishment of debt exit fees	—	(5,846)
Principal repayment of long-term debt	(11,250)	(1,000)
Repurchase of common stock	—	(50,000)
Payments of employee withholding taxes related to stock-based awards	(269)	(514)
Proceeds from exercised options	3,264	4,828
Net cash (used in) provided by financing activities	(8,255)	(52,029)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	75,707	80,319
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	311,930	244,534
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$387,637	$324,853
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$13,170	$15,653
Cash paid during the year for taxes	58,549	36,543

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

On October 10, 2023, the Company completed a tender offer to acquire all of the outstanding shares of common stock of Zynerba Pharmaceuticals, Inc. (together with its subsidiary, Zynerba Pharmaceutical Pty, Ltd., “Zynerba”). Zynerba was a clinical-stage pharmaceutical company focused on innovative pharmaceutically produced transdermal cannabidiol therapies for orphan neurobehavioral disorders, including Fragile X Syndrome. As of July 1, 2024, Zynerba was renamed and is known as Harmony Biosciences Management, Inc.

On April 30, 2024, the Company acquired all of the issued and outstanding capital stock of Epygenix Therapeutics, Inc., a Wyoming corporation (“Epygenix”). As a result, the Company now has an exclusive license relating to the use of clemizole, initially for the treatment of Dravet Syndrome and Lennox-Gastaut Syndrome.

2. LIQUIDITY AND CAPITAL RESOURCES

The unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $47,259 and $143,277, as of September 30, 2024, and December 31, 2023, respectively. As of September 30, 2024, the Company had cash, cash equivalents and investments of $504,698.

The Company believes that its existing cash, cash equivalents and investments on hand as of September 30, 2024, as well as additional cash generated from operating and financing activities will meet its operational liquidity needs and fund potential investing activities for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of September 30, 2024, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2024, and 2023, and the unaudited condensed consolidated statements of operations and comprehensive income and the unaudited condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2024, and 2023, are unaudited. The balance sheet as of December 31, 2023, was derived from audited financial statements as of and for the year ended December 31, 2023. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2024, and the results of its operations and its cash flows for the three and nine months ended September 30, 2024, and 2023. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Significant Risks and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to, clinical trial results of the Company’s product candidates; the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies, including generic competition; the price of, and demand for, the Company’s products, if approved; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its product candidates.

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

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of September 30, 2024, or December 31, 2023.

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

	As of
	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$387,367	$311,660
Restricted cash	270	270
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$387,637	$311,930

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

The Company is subject to credit risk from its trade receivables related to its product sales. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored, and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. The Company monitors its exposure within accounts receivable and would record a reserve against uncollectible accounts receivable if necessary. As of September 30, 2024, three customers accounted for 100% of gross accounts receivable; Caremark LLC (“CVS Caremark”), which accounted for 34% of gross accounts receivable; Accredo Health Group, Inc. (“Accredo”), which accounted for 34% of gross accounts receivable; and PANTHERx Specialty Pharmacy LLC (“Pantherx”), which accounted for 32% of gross accounts receivable. As of December 31, 2023, three customers accounted for 100% of gross accounts receivable; Accredo, which accounted for 39% of gross accounts receivable, CVS Caremark, which accounted for 32% of gross accounts receivable; and Pantherx, which accounted for 29% of gross accounts receivable.

For the nine months ended September 30, 2024, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 40% of gross product revenue; Accredo accounted for 33% of gross product revenue; and Pantherx accounted for 27% of gross product revenue. For the nine months ended September 30, 2023, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 37% of gross product revenue; Accredo accounted for 32% of gross product revenue; and Pantherx accounted for 31% of gross product revenue.

The Company depends on a single supplier of the active pharmaceutical ingredient (“API”) for its commercial product, WAKIX, and single API suppliers for each of its potential product candidates.

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

The acquisition of Epygenix was accounted for as an asset acquisition under ASC Topic 805, Business Combinations. The Company did not acquire any outputs and there was not an acquired substantive process in place to create outputs. The Company recognized the acquired assets and assumed liabilities based on the consideration paid, including transaction costs, on a relative fair value basis, and after first allocating the preliminary excess of the fair value of net assets acquired over the purchase price consideration to certain qualifying assets, principally, the IPR&D asset. In accordance with the accounting for asset acquisitions, an entity that acquires IPR&D assets in an asset acquisition follows the guidance in ASC Topic 730, Research and Development, which requires that both tangible and intangible identifiable research and development assets with no alternative future use be allocated a portion of the consideration transferred and recorded as research and development expense at the acquisition date. As a result, the Company recorded a charge of $17,095 related to acquired in-process research and development expense during the nine months ended September 30, 2024.

The following table shows the allocation of the purchase consideration based on the relative fair value of assets acquired and liabilities assumed by the Company, after reducing the excess fair value of the IPR&D asset as described above:

Assets acquired
Acquired in-process research and development	$17,095
Deferred tax asset	18,268
Other assets	590
Total assets acquired	$35,953
Total liabilities assumed	$2,817

Net assets acquired	$33,136

5. INVESTMENTS

The carrying value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	September 30, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$10,259	21	—	$10,280
Corporate debt securities	12,804	25	—	12,829
Total short-term investments	$23,063	46	—	$23,109

Long-term:
Corporate debt securities	67,722	453	(3)	68,172
U.S. government securities	26,047	24	(21)	26,050
Total long-term investments	$93,769	477	(24)	$94,222

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$23,832	36	(3)	$23,865
Corporate debt securities	15,968	28	—	15,996
U.S. government securities	1,940	—	(1)	1,939
Total short-term investments	$41,740	64	(4)	$41,800

Long-term:
Commercial paper	$744	—	—	$744
Corporate debt securities	42,688	81	(28)	42,741
U.S. government securities	28,795	7	(118)	28,684
Total long-term investments	$72,227	88	(146)	$72,169

The Company classifies investments with an original maturity of less than one year as current and investments with an original maturity date of greater than one year as noncurrent on its unaudited condensed consolidated balance sheet. The investments classified as noncurrent have original maturity dates ranging from 1-2 years. The Company did not have any available-for-sale debt security investments in a continuous unrealized loss position of greater than 12 months as of September 30, 2024, and December 31, 2023, respectively.

6. FAIR VALUE MEASUREMENTS

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of September 30, 2024, or December 31, 2023.

The Company’s assets measured at fair value consisted of the following:

	September 30, 2024			December 31, 2023
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$296,384	296,384	—	$244,569	243,685	884
Commercial paper	10,280	—	10,280	24,609	—	24,609
Corporate debt securities	81,001	—	81,001	58,737	—	58,737
U.S. government securities	26,050	—	26,050	30,623	—	30,623
Total	$413,715	296,384	117,331	$358,538	243,685	114,853

7. INVENTORY

Inventory, net consisted of the following:

	As of
	September 30,	December 31,
	2024	2023
Raw materials	$1,033	$1,060
Work in process	2,549	2,020
Finished goods	3,333	2,283
Total inventory, net	$6,915	$5,363

8. INTANGIBLE ASSETS

In August 2019, the Company received FDA approval of WAKIX® (pitolisant) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 under the provisions of the 2017 LCA (defined below) which the Company capitalized as an intangible asset. The Company determined a useful life of 10 years for such intangible asset, and, as of September 30, 2024, the remaining useful life was 5.0 years.

In October 2020, the Company received FDA approval for the New Drug Application (“NDA”) for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for such intangible asset, and, as of September 30, 2024, the remaining useful life was 5.0 years.

In February 2022, the Company attained $500,000 in life-to-date aggregate net sales of WAKIX in the United States. This event triggered a final $40,000 payment under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in March of 2022. The Company determined a useful life of 7.6 years for such intangible asset, and, as of September 30, 2024, the remaining useful life was 5.0 years.

Amortization expense was $5,961 and $5,962 for the three months ended September 30, 2024, and 2023, respectively, and $17,883 and $17,884 for the nine months ended September 30, 2024, and 2023, respectively, and is recorded in general and administrative on the unaudited condensed consolidated statements of operations and comprehensive income.

The Company expects the future annual amortization expense for the unamortized intangible assets to be as follows:

Years ending December 31,
2024 (excluding the nine months ended September 30, 2024)	$5,961
2025	23,845
2026	23,845
2027	23,845
2028	23,845
Thereafter	17,884
Total	$119,225

The gross carrying amount and net book value of the intangible asset is as follows:

	As of
	September 30,	December 31,
	2024	2023
Gross Carrying Amount	$215,000	$215,000
Accumulated Amortization	(95,775)	(77,892)
Net Book Value	$119,225	$137,108

9. LICENSE AGREEMENTS AND ASSET PURCHASE AGREEMENTS

Bioprojet Agreements

In July 2017, Harmony entered into a License Agreement (the “2017 LCA”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby Harmony acquired the exclusive right to commercialize the pharmaceutical compound pitolisant for the treatment, and/or prevention, of narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, and Parkinson’s disease as well as any other indications unanimously agreed by the parties in the United States and its territories. A milestone payment of $50,000 was due upon acceptance by the FDA of pitolisant’s NDA, which was achieved in February 2019 and was expensed within research and development for the year ended December 31, 2019. A milestone payment of $77,000, which included a $2,000 fee that is described below, was due upon FDA approval of WAKIX (pitolisant) for treatment of EDS in adult patients with narcolepsy, which was achieved in August 2019. The $2,000 payment and $75,000 milestone payment were paid in August and November 2019, respectively. In addition, a milestone payment of $102,000, which included a $2,000 fee was due upon the FDA approval of the NDA for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. The $2,000 payment was paid in October 2020 and a $100,000 milestone payment was paid in January 2021. A final $40,000 milestone payment was paid to Bioprojet in March 2022 upon WAKIX attaining $500,000 in aggregate net sales in the United States. The 2017 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales, which is payable to Bioprojet on a quarterly basis. The Company incurred $40,295 and $29,665 for the three months ended September 30, 2024, and 2023, respectively, and $95,232 and $71,267 for the nine months ended September 30, 2024, and 2023, respectively, for sales-based, trademark and tiered royalties recognized as cost of product sold. As of September 30, 2024, and December 31, 2023, the Company had accrued $40,295 and $40,419, respectively, for sales-based, trademark and tiered royalties.

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

In April 2024, the Company announced that it entered into a sublicense agreement with Bioprojet for an orexin-2 receptor agonist (OX2R) (the “Licensed Compound”) to be evaluated for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, the Company obtained the exclusive right to develop, manufacture and commercialize the Licensed Compound in the United States and Latin American territories (the “Licensed Territories”), which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of the Licensed Compound. The Licensed Compound is currently in pre-clinical development with a Clinical Trial Application currently anticipated in mid-2025. Under the Sublicense, the Company paid Bioprojet an upfront license fee of $25,500, which the Company recognized as an IPR&D charge recorded in research and development within the unaudited condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2024, and will also be obligated to pay up to $127,500 upon achievement of development and regulatory milestones and up to $240,000 upon achievement of sales-based milestones, as well as royalty rates in the mid-teens on any sales of product using the Licensed Compound in the Licensed Territories.

ConSynance Agreement

In August 2021, the Company entered into an asset purchase agreement with ConSynance Therapeutics, Inc. (the “APA”) to acquire HBS-102 (formerly referred to as “CSTI-100”), a potential first-in-class molecule with a novel mechanism of action. Under the terms of the APA, the Company acquired full development and commercialization rights globally, with the exception of Greater China, for $3,500. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a single identified asset. In March 2023, the Company achieved a preclinical milestone, which triggered a $750 payment under the provisions of the APA, which the Company recognized as an IPR&D charge recorded in research and development within the unaudited condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2023. In September 2024, the Company achieved a milestone for preclinical proof-of-concept, which triggered a $1,000 payment under the provisions of the APA, which the Company recognized as an IPR&D charge recorded in research and development within the unaudited condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2024. There are additional payments due under the APA upon the achievement of certain milestones including $19,000 for development milestones, $44,000 for regulatory milestones and $110,000 for sales milestones.

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	September 30,	December 31,
	2024	2023
Royalties due to Bioprojet	$40,295	$40,419
Rebates and other sales deductions	45,837	38,842
Interest	2,941	3,354
Sales and marketing	3,507	2,354
Research and development	8,011	9,835
Milestone payments	1,000	—
Professional fees, consulting, and other services	5,241	2,195
Other expenses	2,841	2,495
	$109,673	$99,494

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

The repayment schedule for both the TLA Term Loan and the Incremental Term Loan (together, the “Term Loans”) consists of quarterly $3,750 principal payments, which commenced on December 31, 2023, increasing to quarterly $5,000 principal payments beginning on December 31, 2025, with a $115,000 payment due on the maturity date of July 26, 2028. The Term Loans bear interest at a per annum rate equal to, at the Company’s option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on the Company’s senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on the Company’s senior secured net leverage ratio.

The net cash received related to the Term Loans as a result of the transactions, less debt issuance costs of $2,997, was $197,003. The debt issuance costs related to the Term Loans will be amortized as additional interest expense over the loan term of the TLA Credit Agreement. The fair value of the Term Loans as of September 30, 2024, was $188,356.

Blackstone Credit Agreement

In August 2021, the Company entered into the Blackstone Credit Agreement, which provided for (i) a senior secured term loan facility in an aggregate original principal amount of $200,000 (the “Initial Term Loan”) and (ii) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100,000 (the “DDTL”). The DDTL was initially available to draw down through August 9, 2022. In August 2022, the Company entered into an agreement to extend the expiration date of the DDTL to August 9, 2023, for which the Company paid a ticking fee at a rate of 1% per annum on the undrawn portion of the DDTL (the “Ticking Fee”), commencing on August 10, 2022.

Net cash received from the Initial Term Loan was $191,849, net of debt issuance costs of $8,151. In addition, the Company paid $1,000 in debt issuance costs relating to the DDTL, which was initially recorded in other current assets within the unaudited condensed consolidated balance sheet.

In connection with the TLA Credit Agreement, the Company extinguished the Blackstone Credit Agreement, which required a payoff amount of $207,308, consisting of principal repayment, interest, exit fees, payment of the Ticking Fee and a prepayment premium. The Company recognized a loss on extinguishment of debt of $9,766 relating to the Blackstone Credit Agreement within the Company’s unaudited condensed consolidated statements of operation and comprehensive income for the three and nine months ended September 30, 2023. In addition, the Company recognized $1,972 relating to unamortized debt issuance costs relating to the DDTL and the Ticking Fee, which was recorded in interest expense, net within the unaudited condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2023.

Long-term debt, net consists of the following:

	September 30,	December 31,
	2024	2023
Principal amount	$185,000	$196,250
Unamortized debt discount associated with debt financing costs	(2,153)	(2,684)
Total debt, net	182,847	193,566
Less current portion	(15,000)	(15,000)
Long-term debt, net	$167,847	$178,566

Future minimum payments relating to total debt, net as of September 30, 2024, for the periods indicated below consists of the following:

Years ending December 31,
2024 (excluding the nine months ended September 30, 2024)	$3,750
2025	16,250
2026	20,000
2027	20,000
2028	125,000
Thereafter	—
Total	$185,000

Interest expense related to the Company’s long-term debt, net, is included in interest expense within the unaudited condensed consolidated statements of operations and comprehensive income and consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest on principal balance	$4,173	$4,791	$12,756	$15,900
Amortization of deferred financing costs	175	2,221	531	3,061
Total term loan interest expense	$4,348	$7,012	$13,287	$18,961

12. LEASES

In June 2018, the Company entered into an operating lease for approximately fifteen thousand square feet of office space in Plymouth Meeting, PA, which was set to expire in May 2024. The Company subsequently entered into two separate operating leases for additional office space in Plymouth Meeting, PA, which include approximately thirteen thousand square feet and seven thousand square feet of additional office space, respectively, and were set to expire in May 2024. In March 2024, the Company amended its existing operating leases for office space in Plymouth Meeting to extend their terms through June 2025. The terms of the lease payments provide for rental payments on a monthly basis and on a graduated scale. The Company also leases a fleet of automobiles that are primarily used by its sales force and are classified as operating leases.

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

The Company recorded operating lease costs of $491 and $473 for the three months ended September 30, 2024, and 2023, respectively and $1,622 and $1,295 for the nine months ended September 30, 2024, and 2023, respectively.

As of September 30, 2024, the weighted-average remaining lease term for operating leases was 1.7 years and the weighted-average discount rate for operating leases was 7.66%.

Supplemental balance sheet information related to operating leases was as follows:

Leases	Classification	September 30, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	Other noncurrent assets	$2,320	$2,344
Liabilities
Operating lease liability, current portion	Other current liabilities	$1,532	$1,437
Operating lease liability, long-term	Other long-term liabilities	863	1,082
Total operating lease liabilities		$2,395	$2,519

Supplemental cash flow information related to operating leases was as follows:

	September 30, 2024	September 30, 2023
Operating cash flows from operating leases	$1,623	$1,448
Right of use assets obtained in exchange for operating lease obligations	$1,612	$1,592

Future payments under noncancelable operating leases with initial terms of one year or more as of September 30, 2024, consisted of the following:

Years ending December 31,
2024 (excluding the nine months ended September 30, 2024)	$525
2025	1,334
2026	597
2027	91
2028	—
Thereafter	—
Total lease payments	2,547
Less: imputed interest	(152)
Total lease liabilities	$2,395

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to claims and suits arising in the ordinary course of business. The Company accrues such liabilities when they are known, if they are deemed probable and can be reasonably estimated. Accruals may be adjusted from time to time, as appropriate, in light of new information. The amount of loss incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued. Any expenses, fines, fees, penalties, judgments or settlements that might be incurred by the Company in connection with proceedings could have a material adverse effect on the Company’s results of operations and financial condition. As of September 30, 2024, there were no material claims or suits outstanding.

Abbreviated New Drug Application (“ANDA”) Litigation

On September 27, 2023, the Company and its licensor, Bioprojet, received notice from Lupin Limited (“Lupin”) pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Lupin Notice Letter”) that

Lupin has submitted ANDA No. 218846 (the “Lupin ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of U.S. Patent Nos. 8,486,947 (“’947 patent”) and 8,207,197 (“’197 patent”). On September 27, 2023, the Company and Bioprojet received notice from Novugen Pharma Sdn. Bhd. (“Novugen”) pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Novugen Notice Letter”) that Novugen has submitted ANDA No. 218834 (the “Novugen ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ’947 patent and ’197 patent. The ’947 patent and the ‘197 patent are listed with respect to WAKIX® in the FDA’s Orange Book and will expire in September 2029 and March 2030, respectively. The Lupin Notice Letter and the Novugen Notice Letter assert that their generic product will not infringe the ’947 patent and the ‘197 patent and/or that the ’947 patent and the ‘197 patent are invalid or unenforceable. On November 9, 2023, we, Bioprojet and Bioprojet’s wholly owned subsidiary, Bioprojet Pharma SAS (“Bioprojet Pharma”), filed a complaint for patent infringement of the ’947 patent and the ‘197 patent against Lupin, Novugen and certain of their affiliates and agents in the United States District Court for the District of Delaware in response to the filing of their respective ANDAs with the FDA.

On October 12, 2023, the Company and Bioprojet received notice from Novitium Pharma LLC (“Novitium”), pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Novitium Notice Letter”), that Novitium has submitted ANDA No. 218495 (the “Novitium ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of U.S. Patent No. 8,354,430 (the “’430 patent”), which is also listed with respect to WAKIX® in the FDA’s Orange Book and will expire in February 2026, ’947 patent, and ’197 patent. On October 12, 2023, the Company and Bioprojet received notice from Zenara Pharma Pvt. Ltd. (“Zenara”), pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Zenara Notice Letter”), that Zenara has submitted ANDA No. 218796 (the “Zenara ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ’430 patent, ’947 patent and the ’197 patent. On October 14, 2023, the Company and Bioprojet received notice from AET Pharma US, Inc. (“AET”), pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “AET Notice Letter”), that AET has submitted ANDA No. 218892 (the “AET ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ’947 patent and the ’197 patent. On October 16, 2023, the Company and Bioprojet received notice from Annora Pharma Private Limited (“Annora”), pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Annora Notice Letter”), that Annora has submitted ANDA No. 218832 (the “Annora ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ’430 patent, the ’947 patent and the ’197 patent. AET’s Notice Letter asserts that AET’s generic product will not infringe the ’947 patent and the ‘197 patent and/or that ’947 patent and the ‘197 patent are invalid or unenforceable. The Annora Notice Letter asserts that its generic product will not infringe the ‘430 patent, ’947 patent and the ‘197 patent and/or that the ‘430 patent, ’947 patent and the ‘197 patent are invalid or unenforceable. The Novitium Notice Letter asserts that its generic product will not infringe the ‘430 patent, ’947 patent and the ‘197 patent and/or that the ‘430 patent, ’947 patent and the ‘197 patent are invalid or unenforceable. The Zenara Notice Letter asserts that its generic product will not infringe the ‘430 patent, ’947 patent and the ‘197 patent and/or that the ‘430 patent, ’947 patent and the ‘197 patent are invalid or unenforceable. On November 21, 2023, the Company, Bioprojet and Bioprojet Pharma filed a complaint for patent infringement of the ’947 patent and the ‘197 patent against AET, Annora, Novitium and Zenara and certain of their affiliates and agents and for patent infringement of the ’430 patent against Annora, Novitium and Zenara and certain of their affiliates and agents in the United States District Court for the District of Delaware in response to their filing of their respective ANDAs with the FDA.

In October 2023, MSN Pharmaceuticals Inc. (“MSN Pharma”) sent correspondence to the Company and Bioprojet stating that MSN Pharma has submitted ANDA No. 218873 (the “MSN ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX®. On December 8, 2023, MSN Laboratories Private Limited (“MSN”) filed a declaratory judgment action in the United States District Court for the Eastern District of Virginia against Bioprojet claiming that the ‘430 patent, the ’947 patent and the ‘197 patent will not be infringed by MSN’s generic version of WAKIX® and that the ‘947 patent is invalid. On December 11, 2023, we, Bioprojet and Bioprojet Pharma filed a complaint in the United States District Court for the District of Delaware for patent infringement of the ‘430 patent, the ’947 patent and the ‘197 patent against MSN and MSN

Pharma. On January 12, 2024, the declaratory judgment action was transferred from the United States District Court for the Eastern District of Virginia to the United States District Court for the District of Delaware.

On April 15, 2024, the United States District Court for the District of Delaware issued a scheduling order consolidating the cases described above for all purposes up to and including trial (the “Scheduling Order”). The Scheduling Order set March 27, 2025, as the date for the hearing on claim construction and scheduled a four-day bench trial beginning on February 17, 2026.

The resolution of one or more of these matters against the Company could have a significant negative effect on the Company’s results of operations.

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

Share Repurchase Program

In August 2023, the Company’s Board of Directors approved a program providing for the repurchase of shares of common stock in an aggregate amount of up to $125,000, excluding commissions and transaction fees (the “August 2023 Repurchase Program”). During the three and nine months ended September 30, 2023, the Company repurchased and cancelled 1,439,792 shares of common stock at an aggregate cost of $50,000, exclusive of commissions and transaction fees.

In October 2023, the Company’s Board of Directors terminated the August 2023 Repurchase Program and any remaining amount authorized for the repurchase of shares and simultaneously approved a new share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200,000, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the three and nine months ended September 30, 2024, and 2023, no shares of common stock were repurchased and cancelled by the Company under the October 2023 Repurchase Program. As of September 30, 2024, the remaining amount of common stock authorized for repurchases was $150,000.

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

Stock options and stock appreciation rights under the 2020 Plan have a 10-year contractual term and vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). RSUs vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). As of September 30, 2024, there were 6,836,036 shares of common stock available for issuance under the 2020 Plan. The number of shares that may be issued under the 2020 Plan automatically increases on January 1 of each year in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors.

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

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2024:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value ($000's)
Awards outstanding—December 31, 2023	6,316,422	$32.47	7.17
Awards issued	1,361,346	$30.66
Awards exercised	(178,611)	$16.60
Awards forfeited	(86,394)	$34.90
Awards outstanding—September 30, 2024	7,412,763	$32.49	6.92	$72,791
Awards exercisable—September 30, 2024	4,324,302	$30.63	6.00	$49,434

Stock Appreciation Rights

The following table summarizes SARs activity for the nine months ended September 30, 2024:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value ($000's)
Awards outstanding—December 31, 2023	43,208	$9.38	5.32
Awards issued	—	$—
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—September 30, 2024	43,208	$9.38	4.57	$976
Awards exercisable—September 30, 2024	41,382	$9.19	4.52	$948

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2024:

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Awards outstanding—December 31, 2023	330,000	$31.53
Awards issued	464,600	$30.62
Awards vested	(135,000)	$31.47
Awards forfeited	(13,200)	$30.69
Awards outstanding—September 30, 2024	646,400	$30.90

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

The assumptions used to value the awards are summarized in the following table.

	As of
	September 30,	December 31,
	2024	2023
Dividend yield	0.00%	0.00%
Expected volatility	69.84 - 72.98%	74.87 - 80.78%
Risk-free interest rate	3.51 - 4.65%	3.42 - 4.62%
Lack of marketability discount	0.00%	0.00%
Expected term (years)	1.92 - 6.11	2.26 - 10.77

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted average per share fair value of awards issued under the 2017 Plan and 2020 Plan was $21.25 and $20.64 on September 30, 2024, and December 31, 2023, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the three and nine months ended September 30, 2024, and 2023, was recorded in the unaudited condensed consolidated statements of operations and comprehensive income in the following line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$1,910	$1,030	$4,964	$2,962
Sales and marketing expense	1,815	1,218	5,909	3,437
General and administrative expense	7,723	5,709	21,972	15,912
	$11,448	$7,957	$32,845	$22,311

Stock-based compensation expense related to options and RSUs issued under the 2017 Plan and 2020 Plan is included in stockholder’s equity, and a liability for SARs is included in other non-current liabilities, in the Company’s unaudited condensed consolidated balance sheet. As of September 30, 2024, the total unrecognized stock-based compensation expense was $59,799 and $17,533 for stock options and RSUs, respectively. This amount will be recognized in the Company’s consolidated statement of operations over a weighted average period of 2.4 years.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on April 30, 2021. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 629,805, which automatically increases on January 1 of each year in an amount equal to the lesser of (i) 1.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 1,206 and 0 shares issued under the ESPP for the three months ended September 30, 2024, and 2023, respectively. There were 11,913 and 14,043 shares issued under the ESPP for the nine months ended September 30, 2024, and 2023, respectively. The discount on the ESPP was $72 and $100 for the three months ended September 30, 2024, and 2023, respectively, and $230 and $308 for the nine months ended September 30, 2024, and 2023, respectively, and is recorded within stock-based compensation expense.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income	$46,093	$38,461	$96,018	$102,246
Denominator
Net income per share of common stock - basic	$0.81	$0.64	$1.69	$1.71
Net income per share of common stock- diluted	$0.79	$0.63	$1.66	$1.68
Weighted average number of shares of common stock - basic	56,870,234	59,863,102	56,815,167	59,856,941
Weighted average number of shares of common stock - diluted	58,103,963	60,681,676	57,754,016	60,892,992

Securities outstanding that were included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options, SARs, and RSUs to purchase common stock	1,233,729	818,574	938,849	1,036,051

Potential shares of common stock issuable that were excluded from the computation of diluted weighted-average shares outstanding excluded from the numerator, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options, SARs, and RSUs to purchase common stock	6,868,642	5,518,309	7,163,522	5,300,832

17. INCOME TAXES

A reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate for the three and nine months ended September 30, 2024, and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Stock-based compensation	(0.1)	—	(0.2)	(0.9)
State taxes	5.1	4.0	6.3	4.7
Credits	(0.9)	0.2	(1.2)	(1.6)
Nondeductible IPR&D	—	—	2.5	—
Valuation allowance	0.4	—	0.4	—
Other	0.4	0.6	0.4	0.3
Total	25.9%	25.8%	29.2%	23.5%

18. RELATED-PARTY TRANSACTIONS

The Company was party to a management agreement for professional services provided by a related party, Paragon Biosciences, LLC (“Paragon”). Paragon is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors is the Founder, Chairman and CEO of Paragon. The Company is also party to a right of use agreement with Paragon whereby it has access to and the right to use certain office space leased by Paragon in Chicago, IL. The Company incurred $73 for each of the three months ended September 30, 2024, and 2023, and incurred $218 for each of the nine months ended September 30, 2024, and 2023 in expenses to Paragon, which are included in general and administrative in the unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024, and December 31, 2023, there were no amounts due to or due from related parties included in the unaudited condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, products, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, statements about:

●	our commercialization efforts and strategy for WAKIX;
●	the rate and degree of market acceptance and clinical utility of pitolisant in additional indications, if approved, and any other product candidates we may develop or acquire, if approved;
●	our research and development plans, including our plans to explore the therapeutic potential of pitolisant in additional indications, progress developing the new Pitolisant Gastro-resistant (“Pitolisant GR”) and Pitolisant High Dose (“Pitolisant HD”) formulations, and the development of ZYN002, EPX100 and other compounds;
●	our ongoing and planned clinical trials;
●	the availability of favorable insurance coverage and reimbursement for WAKIX;
●	the timing of, and our ability to obtain, regulatory approvals for pitolisant for other indications as well as any other product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and additional financing needs;
●	our ability to identify, acquire and integrate additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	significant competition in our industry;

●	our intellectual property position;
●	loss or retirement of key members of management;
●	failure to successfully execute our growth strategy, including any delays in our planned future growth;
●	our failure to maintain effective internal controls; and
●	the impact of government laws and regulations.

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

Further, we have in-licensed from Bioprojet Société Civile de Recherche (“Bioprojet”) the registered trademark product name WAKIX® in the United States. We also have registered trademark protection in the United States for KNOW NARCOLEPSY®, REM AT THE WRONG TIME® and NON-REM AT THE WRONG TIME®, as well as our brand and logo HB®, HB HARMONY BIOSCIENCES® and HARMONY BIOSCIENCES®. This report also includes trademarks, service marks and trade names of other companies.

Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Company Overview

We are a commercial-stage, pharmaceutical company focused on developing and commercializing innovative therapies for patients living with rare neurological diseases as well as patients living with other neurological diseases who have unmet medical needs. Our product, WAKIX (pitolisant), is a first-in-class molecule with a novel mechanism of action (“MOA”) specifically designed to increase histamine signaling in the brain by binding to H3 receptors. In August 2019, WAKIX was approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy, and its U.S. commercial launch was initiated in November 2019. In October 2020, WAKIX was approved by the FDA for the treatment of cataplexy in adult patients with narcolepsy. In June 2024, the FDA approved WAKIX for the treatment of excessive daytime sleepiness in pediatric patients, six years and older, with narcolepsy. WAKIX is the first-and-only approved product for patients with narcolepsy that is not scheduled as a controlled substance by the U.S. Drug Enforcement Administration (the “DEA”).

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

We believe that pitolisant’s ability to regulate histamine gives it the potential to provide therapeutic benefit in other rare neurological diseases that are mediated through H3 receptors and histamine signaling. We have applied a mechanism-based approach to managing the life cycle of pitolisant and identified idiopathic hypersomnia (“IH”), another central disorder of hypersomnolence like narcolepsy, as our next potential new indication for WAKIX, which received orphan drug designation by the FDA in September 2023 and Fast Track Designation in November 2023. In April 2022, we initiated a Phase 3 registrational trial, the INTUNE Study, to evaluate the efficacy and safety of pitolisant in adult patients with IH. We completed enrollment in the INTUNE study in May 2023 and we announced topline data in October 2023. While the primary endpoint did not meet statistical significance, we believe the totality of the data showed favorable numerical trends for pitolisant in the treatment of adult patients with IH and we met with the FDA in March 2024 to discuss the path forward for IH. Following our meeting with the FDA, we plan to submit a supplemental NDA (“sNDA”) for IH in the fourth quarter of 2024 based on the totality of the data obtained from the INTUNE study and from other sources.

We are focusing our development efforts on other rare neurological disorders in which EDS is a prominent symptom, including Prader-Willi Syndrome (“PWS”) and myotonic dystrophy type 1, otherwise known as dystrophia myotonica (“DM1”). Based on the positive signals from the data from our Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS and other key behavioral symptoms in patients with PWS, an end-of-phase 2 meeting with the FDA was held in June 2023. We aligned with the FDA on the proposed Phase 3 registration study design to support further investigation of pitolisant as a potential treatment to address the unmet medical need for children, adolescents and adults with PWS experiencing EDS, for which there is currently no approved treatment. In October 2023, we received FDA alignment regarding the study design for the Phase 3 TEMPO study in patients with PWS, which we believe will satisfy the requirements for both the registrational trial and one of the two requirements for pediatric exclusivity for pitolisant. In February 2024, the FDA granted Orphan Drug designation to pitolisant for the treatment of PWS. The Phase 3 registrational trial, the TEMPO study, was initiated in March 2024. In June 2021, we initiated a Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and announced topline results from this trial in the fourth quarter of 2023, in which clinically meaningful improvements were demonstrated in EDS and fatigue. The safety profile was consistent with the established safety profile of pitolisant.

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

We are expanding our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients living with rare neurological diseases as well as patients living with other neurological diseases who have unmet medical needs. We are targeting assets that will allow us to further leverage the expertise and infrastructure that we have successfully built at Harmony so we can optimize the benefit of internal synergies. Consistent with this objective, in July 2022, we entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby we obtained exclusive rights to manufacture, develop and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon the agreement of both parties. We have made progress in the development of two new formulations of pitolisant: Pitolisant GR and Pitolisant HD. Both formulations entered clinical studies in the fourth quarter of 2023. We received data from the Pitolisant GR pilot bioequivalence study, which supports further development of Pitolisant GR. We are on-track to initiate a pivotal bioequivalence study and dosing optimization study in the first quarter of 2025. We received data from the Pitolisant HD pilot pharmacokinetics study in June 2024, which also supports advancing this development program toward pivotal trials. The formulation optimization and technical operations work is ongoing, with a goal to initiate Phase 3 registrational studies in the second half of 2025. A Phase 1b study was conducted to evaluate the safety and tolerability of Pitolisant HD and the initial results support advancement of the development program. Provisional patents have been filed for both of these formulations, with the potential for patent protection to the mid-2040’s.

In October 2023, we completed the acquisition of Zynerba Pharmaceuticals, Inc. (“Zynerba”), a clinical-stage pharmaceutical company focused on innovative pharmaceutically manufactured transdermal cannabidiol therapies for orphan neurobehavioral disorders. Zynerba’s drug candidate is ZYN002, the first and only pharmaceutically manufactured synthetic cannabidiol gel, devoid of THC, and formulated as a patent protected, permeation-enhanced gel for transdermal delivery. Transdermal delivery is thought to provide better gastrointestinal tolerability and minimize the potential for drug interactions or impacts on liver function tests by avoiding first-pass metabolism in the liver. The most common adverse effect is application site pain, which studies have shown typically occurs in less than 7% of patients. ZYN002 is currently in a pivotal Phase 3 trial, the RECONNECT study, for the treatment of Fragile X Syndrome (“FXS”). In the Phase 2 CONNECT-FX trial, patients using ZYN002 showed 40% median improvement in social avoidance behavior as compared to the placebo. We believe the total addressable market for ZYN002 among patients with FXS is approximately 25,000 people based on an estimated current FXS prevalence of up to 87,000 cases and up to 40,000 diagnosed FXS cases. Patients with complete methylation demonstrate the most severe symptoms of FXS. Topline data from our ZYN002 Phase 3 study is anticipated in mid-2025. ZYN002 has patent protection for the treatment of FXS until 2038. Based on the positive proof-of-concept (“PoC”) study in 22q deletion syndrome, another rare disorder with prominent neurobehavioral symptoms, we plan to initiate a Phase 3 registrational study in 2025.

In April 2024, we entered into a sublicense agreement with Bioprojet for an orexin-2 receptor agonist (OX2R) (“BP1.15205”) to be evaluated for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, we have obtained the exclusive right to develop, manufacture and commercialize BP1.15205 in the United States and Latin American territories, which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of BP1.15205. Pre-clinical data from BP1.15205 is promising and we plan to file an IND in mid-2025 and begin first-in-human studies in the second half of 2025.

Additionally, in April 2024, we acquired all of the outstanding capital stock of Epygenix Therapeutics, Inc. (“Epygenix”), pursuant to the terms of a stock purchase agreement (the “Epygenix Agreement”). As a result, we now have an exclusive license relating to the use of clemizole (“EPX100”), initially for the treatment of Dravet Syndrome (“DS”) and Lennox-Gastaut Syndrome (“LGS”). Patients with both conditions often encounter severe refractory epilepsy, which is not controlled even with polypharmacy, and extreme co-morbidities or mortality without effective treatment. As such, there is a recognized need for improved treatment options for both conditions. We believe the total addressable market for EPX100 among patients with DS is approximately 5,000 people based on an estimated current DS prevalence of approximately 8,600 cases and approximately 7,000 diagnosed DS cases. We believe the total addressable market for EPX100 among patients with LGS is approximately 35,000 people based on an estimated current LGS prevalence of approximately 48,000 cases and 44,000 diagnosed LGS cases. EPX100 is currently in a Phase 3 registrational clinical trial for DS and we plan to initiate a Phase 3 registrational clinical trial in patients with LGS in the fourth quarter of 2024. In previous clinical trials, EPX100 has shown an improved safety and tolerability profile as compared to other approved therapies.

We are currently developing EPX200, a potent, oral, centrally active and selective 5HT2C agonist and liquid formulation of lorcaserin (“EPX200”), another asset acquired pursuant to the terms of the Epygenix Agreement. EPX200 is currently in IND-enabling studies to treat Developmental and Epileptic Encephalopathy.

In August 2021, we acquired HBS-102, a Melanin-concentrating hormone receptor type 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. We acquired full development and commercialization rights for HBS-102 globally, but we have provided an indication-limited grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. We conducted a preclinical PoC study to assess the effect of HBS-102 on hyperphagia, weight gain and other metabolic parameters in a mouse model of PWS. The final report was received during the third quarter of 2024 and the results are consistent with the expected results. We are on track to initiate a juvenile toxicology study in the fourth quarter of 2024. In addition, a 13-week toxicology study is complete, and the preliminary results are encouraging.

Our operations are conducted by our wholly owned subsidiaries, Harmony Biosciences, LLC and Zynerba, which is now known as Harmony Biosciences Management, Inc. as of July 1, 2024.

Commercial Performance Metrics

As of September 30, 2024, we continued to see growth in the number of unique healthcare professional (“HCP”) prescribers of WAKIX since it became available in November 2019. There are approximately 9,000 HCPs who treat patients living with narcolepsy, with approximately 4,000 enrolled in oxybate risk-evaluation and mitigation strategies. The average number of patients on WAKIX for the three months ended September 30, 2024, was approximately 6,800. Additionally, as of September 30, 2024, we have secured formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States.

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

The shelf life of WAKIX is four years from date of manufacture, with the earliest expiration of current inventory expected to be October 2025. We regularly review our inventory levels and expect write-offs from time to time. We will continue to assess inventory levels in future periods as demand for WAKIX and the rate of inventory turnover evolves. We currently have adequate supply of WAKIX to cover demand into the first quarter of 2026, with additional API on-hand inventory to support at least 24 months beyond this time frame.

Research and Development Expenses

Research and development expenses primarily include development programs for potential new indications for pitolisant in patients with IH, PWS, DM1 and the development of ZYN002 in patients with FXS. We also incur research and development expenses related to our team of Medical Science Liaisons (“MSLs”) who interact with key opinion leaders, with a focus on the science, the role of histamine in sleep-wake state stability and the novel mechanism of action of pitolisant. In addition, our MSLs support our market access team with the presentation of clinical data to payors upon request and our clinical development team to identify potential clinical trial sites. Research and development costs are expensed as incurred. We have significantly increased our research and development efforts as we advance our clinical programs and add product candidates to expand our pipeline. Research and development expenses also include:

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

Product candidates in later stages of clinical development generally have higher development costs in the current period than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, milestone payments, and the cost of submitting an NDA to the FDA (and/or other regulatory authorities). We expect our research and development expenses to be significant as we advance our current clinical development programs and prepare to seek regulatory approval for additional indications for pitolisant, complete the Phase 3 clinical trials for ZYN002, EPX100 and advance the development of  Pitolisant GR, Pitolisant HD, BP1.15205 and HBS-102 toward new indications.

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

Sales and Marketing Expenses

Our sales and marketing expenses primarily relate to the market development and commercialization activities of WAKIX for the treatment of EDS and cataplexy in adult patients with narcolepsy. Market development and commercial activities account for a significant portion of our operating expenses and are expensed as incurred. We expect our sales and marketing expenses to increase in the near- and mid-term to support WAKIX’s indications for the treatment of EDS or cataplexy in adult patients with narcolepsy, the treatment of EDS in pediatric patients 6 years of age and older with narcolepsy and to expand our portfolio with the anticipated growth from potential additional indications.

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

Paragon Agreement

We are party to a right-of-use agreement with Paragon Biosciences, LLC (“Paragon”) whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. For the three and nine months ended September 30, 2024, we paid fees of $0.1 million and $0.2 million, respectively, pursuant to this agreement.

Interest Expense

Interest expense consists primarily of interest expense on debt facilities, amortization of debt issuance costs and amortization of premiums on our debt securities.

Interest Income

Interest income consists primarily of cash interest earned on our cash and investment balances and accretion of the discount on our investments in debt securities.

Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Net product revenue	$186,038	$160,268	$513,467	$413,610
Cost of product sales	42,778	32,296	102,406	78,084
Gross profit	143,260	127,972	411,061	335,526
Operating expenses:
Research and development	25,387	17,499	111,159	45,757
Sales and marketing	27,576	23,418	83,316	70,518
General and administrative	28,587	22,546	81,487	67,417
Total operating expenses	81,550	63,463	275,962	183,692
Operating income	61,710	64,509	135,099	151,834

Loss on debt extinguishment	—	(9,766)	—	(9,766)
Other (expense) income, net	(124)	(5)	(228)	(34)
Interest expense	(4,348)	(7,012)	(13,287)	(18,961)
Interest income	4,932	4,106	14,065	10,634
Net income before provision for income taxes	62,170	51,832	135,649	133,707
Income tax expense	(16,077)	(13,371)	(39,631)	(31,461)
Net income	$46,093	$38,461	$96,018	$102,246

Net Product Revenue

Net product revenue increased by $25.8 million, or 16.1%, for the three months ended September 30, 2024, and increased by $99.9 million, or 24.1%, for the nine months ended September 30, 2024, compared to the same periods in 2023. The increase for the three months ended September 30, 2024, was primarily due to an 11.2% increase in the number of units shipped, and the impact of a 7% price increase partially offset by higher rebates and co-pay assistance, which resulted in a decrease in net product revenue of approximately 3%. The increase for the nine months ended September 30, 2024, was primarily due to a 19.5% increase in the number of units shipped, and the impact of a 7% price increase partially offset by higher rebates, which resulted in a decrease to net product revenue of approximately 4%. The price increase occurred in January 2024.

Cost of Product Sales

Cost of product sales increased by $10.5 million, or 32.5%, for the three months ended September 30, 2024, and increased by $24.3 million, or 31.1%, for the nine months ended September 30, 2024, compared to the same periods in 2023. Cost of product sales as a percentage of net product revenue was 23.0% and 19.9% for the three and nine months ended September 30, 2024, respectively, compared to 20.2% and 18.9% for the three and nine months ended September 30, 2023, respectively. The increase in cost of product sales and cost of product sales as a percentage of net revenue in both comparable periods was due to triggering a higher royalty tier under the 2017 LCA earlier in 2024 compared to 2023.

Research and Development Expenses

The following table is a summary of our research and development expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Pitolisant	$7,483	$10,459	$(2,976)	$23,868	$25,434	$(1,566)
ZYN002	4,172	-	4,172	11,777	-	11,777
EPX100	2,069	-	2,069	2,069	-	2,069
IPR&D	1,000	-	1,000	43,595	750	42,845
Personnel expenses	6,206	3,759	2,447	17,402	11,120	6,282
Stock-based compensation	1,910	1,030	880	4,964	2,962	2,002
Other research and development	2,547	2,251	296	7,484	5,491	1,993
Total	$25,387	$17,499	$7,888	$111,159	$45,757	$65,402

Research and development expenses increased by $7.9 million, or 45.1%, for the three months ended September 30, 2024, and increased by $65.4 million or 142.9%, for the nine months ended September 30, 2024, compared to the same periods in 2023. The increase for the three months ended September 30, 2024 was primarily driven by a combined $6.2 million increase in research and development expenses for ZYN002 and EPX100, neither of which had any expenses in the prior year, a $2.5 million increase in personnel costs associated with higher headcount, a $1.0 million IPR&D charge related to a preclinical milestone achieved for HBS-102 and a $0.9 million increase in stock compensation associated with new awards, partially offset by a $3.0 million decrease in clinical development work associated with pitolisant, driven by declines for IH, DM1 and PWS indications.

The increase for the nine months ended September 30, 2024 was primarily driven by $43.6 million in IPR&D charges related to the Bioprojet Sublicense Agreement and the acquisition of Epygenix and a preclinical milestone achieved for HBS-102, a combined $13.9 million increase in research and development expenses for ZYN002 and EPX100, neither of which had any expenses in the prior year, a $6.3 million increase in personnel costs associated with higher headcount, and a $2.0 million increase in stock compensation associated with new awards, partially offset by a $1.6 million decrease in clinical development work associated with pitolisant, driven by decreases for the IH indication and a $0.8 million IPR&D charge related to preclinical milestones achieved for HBS-102 during the nine months ended September 30, 2023.

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.2 million, or 17.8%, for the three months ended September 30, 2024, and increased by $12.8 million, or 18.1%, for the nine months ended September 30, 2024, compared to the same periods in 2023. The increase for the three months ended September 30, 2024, was primarily due to a $3.6 million increase in patient engagement and marketing activities and a $0.6 million increase in stock compensation associated with new awards. The increase for the nine months ended September 30, 2024, was primarily due to a $8.4 million increase in patient engagement and marketing activities, a $1.9 million increase in personnel costs, and a $2.5 million increase in stock compensation associated with new awards. The increase in patient engagement and marketing activities for both comparable periods was driven by our continued growth of WAKIX and the increase in personnel costs for the nine months ended September 30, 2024 was related to increased headcount.

General and Administrative Expenses

General and administrative expenses increased by $6.0 million, or 26.8%, for the three months ended September 30, 2024, and increased by $14.1 million, or 20.9%, for the nine months ended September 30, 2024, compared to the same periods in 2023. The increase in the three months ended September 30, 2024, was primarily due to a $4.0 million increase in legal and professional fees, primarily associated with patent lawsuits, a $2.0 million increase in stock compensation associated with new awards, and a $0.5 million increase in personnel costs. The increase in the nine months ended September 30, 2024, was primarily due to a $7.5 million increase in legal and professional fees, primarily associated with patent lawsuits, a $6.1 million increase in stock compensation associated with new awards, and a $2.0 million increase in personnel costs, partially offset by a $1.3 million decrease in insurance and a $0.5 million decrease in travel expenses.

Interest Expense

Interest expense decreased by $2.7 million, or 38.0%, for the three months ended September 30, 2024, and decreased by $5.7 million, or 29.9%, for the nine months ended September 30, 2024, compared to the same periods in 2023. The decrease for the three and nine months ended September 30, 2024, was primarily due to lower interest rates as a result of refinancing into the TLA Credit Agreement (defined below).

Interest Income

Interest income increased by $0.8 million, or 20.1%, for the three months ended September 30, 2024, and increased by $3.4 million, or 32.2%, for the nine months ended September 30, 2024, compared to the same periods in 2023. The increase for the three and nine months ended September 30, 2024, was primarily a result of having higher invested balances, and higher investment yields on those balances, compared to the prior year periods.

Income Taxes

Income tax expense was $16.1 million, representing a 25.9% effective tax rate, for the three months ended September 30, 2024, compared to $13.4 million, representing a 25.8% effective tax rate, for the three months ended September 30, 2023. Income tax expense was $39.6 million, representing a 29.2% effective tax rate, for the nine months ended September 30, 2024, compared to $31.5 million, representing a 23.5% effective tax rate, for the nine months ended September 30, 2023. The increase in our effective tax rate for the nine months ended September 30, 2024, was primarily driven by the $17.1M IPR&D charge related to the Epygenix acquisition, which was nondeductible for tax purposes. The effective tax rate of 25.9% for the three months ended September 30, 2024, included 5.1% in state income taxes, partially offset by a 0.9% benefit from credits. The effective tax rate of 29.2% for the nine months ended September 30, 2024, included 2.5% for nondeductible IPR&D charges and 6.3% in state income taxes, partially offset by a 1.2% benefit from credits.

Liquidity, Sources of Funding and Capital Resources

Overview

As of September 30, 2024, we had cash, cash equivalents, and investments of $504.7 million, outstanding debt of $185.0 million and an accumulated deficit of $47.3 million.

The unaudited condensed consolidated financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We believe that our existing cash, cash equivalents and investments on hand as of September 30, 2024, will enable us to meet our operational liquidity needs and fund our potential investing activities for the next 12 months. We have based our liquidity and cash flow projections on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect.

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

The TLA Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. We were in compliance with all covenants as of September 30, 2024.

Blackstone Credit Agreement

In August 2021, we entered into the Blackstone Credit Agreement, which provided for (i) a senior secured term loan facility in an aggregate original principal amount of $200.0 million (the “Initial Term Loan”) and (ii) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100.0 million (the “DDTL”). The DDTL was initially available to draw down through August 9, 2022. In August 2022, we entered into an agreement to extend the expiration date of the DDTL to August 9, 2023, for which we would pay a ticking fee at a rate of 1% per annum on the undrawn portion of the DDTL (the “Ticking Fee”), commencing on August 10, 2022.

Net cash received from the Initial Term Loan was $191.8 million, net of debt issuance costs of $8.2 million. In addition, we paid $1.0 million in debt issuance costs relating to the DDTL, which was initially recorded in other current assets within the unaudited condensed consolidated balance sheet.

In connection with the TLA Credit Agreement, we extinguished the Blackstone Credit Agreement, which required a payoff amount of $207.3 million consisting of principal repayment, interest, exit fees, payment of the Ticking Fee and a prepayment premium. We recognized a loss on extinguishment of debt of $9.8 million relating to the Blackstone Credit Agreement within our unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2023. In addition, we recognized $2.0 million relating to unamortized debt issuance costs relating to the DDTL and the Ticking Fee, which was recorded in interest expense, net within the unaudited condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2023.

Share Repurchases

In October 2023, our Board of Directors approved a share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200,000, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the three and nine months ended September 30, 2024, no shares of common stock were repurchased and cancelled by the Company under the October 2023 Repurchase Program. As of September 30, 2024, the remaining amount of common stock authorized for repurchases was $150.0 million.

Zynerba Acquisition

In October 2023, we completed a tender offer (the “Tender Offer”) to acquire all of the outstanding shares of common stock of Zynerba (“Zynerba Common Stock”).

Under the terms of the Tender Offer, we paid (i) $1.1059 per share of Zynerba Common Stock (the “Common Cash Amount”), the aggregate amount of which was $60.0 million and was paid at closing, plus (ii) one contingent value right (each, a “CVR”) per share of Zynerba Common Stock (the “Common CVR Amount”), which represents the right to receive up to approximately $2.5444 per share of Zynerba Common Stock, subject to the achievement of certain clinical, regulatory and sales-based milestones. The Common CVR Amounts are to be paid in cash, subject to any applicable withholding of taxes and without interest. The aggregate consideration we paid to acquire the Zynerba Common Stock upon completion of the Tender Offer was $60.0 million, exclusive of transaction-related fees. We financed the acquisition with cash on hand.

On July 1, 2024, we announced the change of the name of our wholly owned subsidiary from “Zynerba Pharmaceuticals, Inc.” to “Harmony Biosciences Management, Inc.” As of July 1, 2024, Zynerba Pharmaceuticals, Inc. is now known as Harmony Biosciences Management, Inc.

Epygenix Acquisition

In April 2024, we acquired all of the outstanding capital stock of Epygenix, pursuant to the terms of a stock purchase agreement. In connection with the closing of the transaction, we paid the former stockholders of Epygenix up front consideration of $35.0 million less a working capital adjustment. In addition, we will also be obligated to pay up to $130.0 million upon the achievement of development and regulatory milestones and up to $515.0 million upon the achievement of certain sales-based milestones, in each case to Epygenix’s former stockholders. As a result, the Company now has an exclusive license relating to the use of clemizole, initially for the treatment of DS and LGS.

ConSynance Agreement

In August 2021, we entered into an asset purchase agreement with ConSynance Therapeutics, Inc. (the “APA”) to acquire HBS-102, a potential first-in-class molecule with a novel mechanism of action. Under the terms of the APA, we acquired full development and commercialization rights globally, with the exception of Greater China, for $3.5 million. In March 2023, we achieved a preclinical milestone, which triggered a $0.8 million payment under the provisions of the APA, which we recognized as an IPR&D charge recorded in research and development within the unaudited condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2023. In September 2024, we achieved a milestone for preclinical proof-of concept, which triggered a $1.0 million payment under the provisions of the APA, which we recognized as an IPR&D charge recorded in research and development within the unaudited condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2024. There are additional payments due upon the achievement of certain milestones, including $19.0 million for development milestones, $44.0 million for regulatory milestones and $110.0 million for sales milestones.

Bioprojet Agreements

In April 2024, we entered into a sublicense agreement with Bioprojet for an orexin-2 receptor agonist (OX2R) (the “Licensed Compound”) to be evaluated for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, the Company obtained the exclusive right to develop, manufacture and commercialize the Licensed Compound in the United States and Latin American territories (the “Licensed Territories”), which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of the Licensed Compound. The Licensed Compound is currently in pre-clinical development with a Clinical Trial Application currently anticipated in mid-2025. Under the Sublicense, the Company paid Bioprojet an upfront license fee of $25.5 million and will also be obligated to pay up to $127.5 million upon achievement of development and regulatory milestones and up to $240.0 million upon achievement of sales-based milestones, as well as royalty rates in the mid-teens on potential sales in the Licensed Territories.

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

Recent Milestones

In September 2024, we achieved a preclinical milestone that triggered a $1.0 million payment under the provisions of the APA, which is unpaid and recorded in accrued expenses in our unaudited condensed consolidated balance sheet as of September 30, 2024.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2024, and 2023:

	Nine Months Ended September 30,
	2024	2023

Selected cash flow data	(In thousands)
Cash provided by (used in):
Operating activities	$144,259	$142,722
Investing activities	(60,297)	(10,374)
Financing activities	(8,255)	(52,029)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2024, primarily consisted of net income of $96.0 million adjusted for non-cash items of $42.6 million related to acquired IPR&D, $32.9 million related to stock-based compensation expense, and $18.1 million related to intangible amortization and depreciation, offset by $22.6 million related to deferred tax assets. Net working capital excluding cash increased by $23.1 million, primarily driven by increases in accounts receivable due to higher net product revenue in the current period and decreases in accounts payable due to the timing of payments.

Net cash provided by operating activities for the nine months ended September 30, 2023, consisted of net income of $102.2 million adjusted for non-cash items of $14.5 million related to deferred tax assets, $18.2 million related to intangible amortization and depreciation, $22.3 million related to stock-based compensation expense and $9.8 million related to loss on extinguishment of debt. Net working capital excluding cash increased by $3.4 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024, was $60.3 million, which was primarily attributable to $69.6 million in purchases of debt securities, a $25.5 million license fee paid to Bioprojet, $33.1 million net cash consideration paid for the acquisition of Epygenix, and $0.6 million in purchases of property and equipment, partially offset by $68.5 million from maturities of investments.

Net cash used in investing activities for the nine months ended September 30, 2023, was $10.4 million, which was primarily attributable to $105.9 million in purchases of debt securities, partially offset by $95.7 million in proceeds from sales and maturities of investments and $0.2 million in purchases of property and equipment.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024, was $8.3 million, which primarily consisted of $11.3 million in principal payments associated with the TLA Credit Agreement, partially offset by $3.2 million in proceeds from the exercise of stock options, and $0.3 million of employee withholding tax payments related to stock-based awards.

Net cash provided by financing activities for the nine months ended September 30, 2023, was $52.0 million, which primarily consisted of $202.3 million in payments of principal and exit fees associated with the extinguishment of the Blackstone Credit Agreement, $50.0 million in share repurchases and $1.0 million in principal payments associated with the Blackstone Credit Agreement, partially offset by $197.0 million in proceeds associated with the TLA Credit Agreement, net of issuance costs, and $4.8 million in proceeds from exercised options.

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

Significant estimates include assumptions used in the determination of the amount of revenue recognized on sales of WAKIX, costs incurred under services type agreements related to the performance of research and development activities, the measurement of compensation expense pursuant to stock-based awards, the calculation of our income tax provision, and the determination of accounting treatment for our business combinations. We base our estimates on contractual terms, historical experience, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. We invest a portion of our cash in investment-grade, interest-bearing securities. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize total return. In order to achieve these objectives, we invest in money market funds, U.S. government and agency securities, corporate bonds and commercial paper in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A-2/P-2/F2 from at least two National Recognized Statistical Rating Organizations. We do not have any direct investments in asset-backed securities, collateralized debt or loan obligations, or structured investment vehicles. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Based on our $413.7 million of investments in money market funds, U.S. treasury notes, corporate bonds and municipal obligations as of September 30, 2024, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of September 30, 2024, we had $185.0 million in borrowings outstanding. The Term Loans bear interest at a per annum rate equal to, at our option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on our senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on our senior secured net leverage ratio. Based on the $185.0 million of principal outstanding as of September 30, 2024, an immediate 10% change in the SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for each of the three months ended September 30, 2024, and 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to Part I, Item I, Note 13 “Commitments and Contingencies,” of this Quarterly Report for a full description of our material pending legal matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

On August 26, 2024, Sandip Kapadia, Chief Financial Officer and Chief Administrative Officer of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of (i) up to 55,000 shares of the Company’s common stock related to the exercise of options, and (ii) an indeterminable number of shares of the Company’s common stock that will depend on the number of shares sold to cover tax withholding obligations in connection with the vesting of 18,812 restricted stock units previously granted, beginning on December 31, 2024 and continuing until June 30, 2025.

On August 27, 2024, Jeffrey Dierks, Chief Commercial Officer of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of (i) up to 28,015 shares of the Company’s common stock related to the exercise of options, and (ii) an indeterminable number of shares of the Company’s common stock that will depend on the number of shares sold to cover tax withholding obligations in connection with the vesting of 2,687 restricted stock units previously granted, beginning on January 2, 2025 and continuing until June 30, 2025.

On September 13, 2024, Jeffrey Dayno, President, Chief Executive Officer, and Director of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of (i) up to 59,293 shares of the Company’s common stock related to the exercise of options, (ii) an indeterminable number of shares of the Company’s common stock that will depend on the number of shares sold to cover tax withholding obligations in connection with the vesting of 10,500 restricted stock units previously granted, beginning no earlier than December 13, 2024 and continuing until December 15, 2025.

During the three months ended September 30, 2024, no director or officer of the Company terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
No.	Exhibit Description	Form	Date	Number
2.1+	Agreement and Plan of Merger, dated August 14, 2023, by and among Harmony Biosciences Holdings, Inc., Xylophone Acquisition Corp. and Zynerba Pharmaceuticals, Inc.	8-K/A	September 14, 2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Harmony Biosciences Holdings, Inc.	8-K	August 21, 2020	3.1
3.2	Amended and Restated Bylaws.	8-K	August 21, 2020	3.2
10.1	Amendment No. 1 to License and Commercialization Agreement, dated July 31, 2022, by and between Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	10-Q	April 30, 2024	10.1
10.2	Amendment No. 2 to License and Commercialization Agreement, dated July 28, 2017, by and between Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	10-Q	April 30, 2024	10.2
10.3#	Employment Letter between Harmony Biosciences, LLC, and Kumar Budur, as amended.	8-K	May 3, 2024	10.1
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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

HARMONY BIOSCIENCES HOLDINGS, INC.

By:	/s/ Jeffrey M. Dayno
Name:	Jeffrey M. Dayno
Title:	President, Chief Executive Officer and Director (principal executive officer)
Date:	October 29, 2024

By:	/s/ Sandip Kapadia
Name:	Sandip Kapadia
Title:	Chief Financial Officer and Chief Administrative Officer (principal financial officer)
Date:	October 29, 2024