Form 10-K
period 2024-12-31
Harmony Biosciences Holdings, Inc.
filed 2025-02-25
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $903.8 million. As of February 21, 2025, the registrant had 57,345,611 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024, are incorporated herein by reference in Part III where indicated.

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

As used herein, the terms “Harmony,” “we,” “us,” “our” and “the Company” refer to Harmony Biosciences Holdings, Inc., a Delaware corporation, and our operating subsidiaries, Harmony Biosciences Management, Inc. and Harmony Biosciences, LLC.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

●	We are substantially dependent on the commercial success of our only approved product, WAKIX. If we are unable to maintain or increase sales of WAKIX, our ability to generate revenue and our financial condition will be adversely affected.
●	The continued commercial adoption of WAKIX and any other product candidates we develop will depend on the degree of their market acceptance.
●	We rely on our license agreements with Bioprojet to provide rights to the core intellectual property relating to pitolisant, and any termination or loss of significant rights under the agreement would adversely affect our development and/or commercialization of pitolisant.
●	Because a number of companies compete with us, many of which have greater resources than we do, and because we face rapid changes in science in our industry, we cannot be certain that our products will be accepted in the marketplace or capture market share.
●	Public health pandemics, such as the COVID-19 pandemic, may result in disruptions to our commercialization, clinical trials, manufacturing and other business operations, which could have a material adverse effect on our business, financial condition, operating results, cash flows and prospects.
●	We have a limited operating history and history of commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and assess our future viability.
●	We may not be successful in our efforts to identify, in-license or acquire, discover, develop or commercialize additional product candidates, or identify other indications for pitolisant beyond EDS or cataplexy in adult patients with narcolepsy.
●	The regulatory approval process of the FDA is costly, lengthy and inherently unpredictable, and our business may be substantially harmed if experience insufficient results in the course of our business development or are ultimately unable to obtain regulatory approval for any of our ongoing development programs in other potential indications.
●	If we fail to obtain and sustain an adequate level of coverage and reimbursement for WAKIX and other product candidates by third-party payors, sales would be adversely affected.
●	We have made and may be required in the future to make significant payments to Bioprojet under our licensing and collaboration agreements for pitolisant.
●	Raising additional funds by issuing securities may cause dilution to existing shareholders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights to our technologies or product candidates.
●	WAKIX has been approved by the FDA for the treatment of EDS or cataplexy in adult patients with narcolepsy, and for EDS in children six years of age and older with narcolepsy. Regulatory approval is limited by the FDA to the specific indication for which approval has been granted and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing pitolisant for other indications. We may be subject to fines, penalties or injunctions if we are determined to have promoted or be promoting the use of pitolisant for unapproved or “off-label” uses, resulting in damage to our reputation and business.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

●	If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our current and future product candidates.
●	Our directors, officers and principal stockholders beneficially own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.
●	Future sales of our common stock in the public market, including sales by our directors, officers, or significant shareholders, could cause our share price to fall.

Item 1. Business.

Overview

At Harmony, we are cultivating a differentiated neuroscience company, rooted in innovation and driven by a commitment to addressing the unmet needs of patients living with neurological diseases. To date, we have focused on rare neurological diseases with a growing portfolio now spanning sleep/wake, neurobehavioral, and rare epilepsy, and we are harnessing scientific insights and pioneering approaches to advance meaningful treatments that help patients thrive.

Our lead product, WAKIX® (pitolisant) (“WAKIX”), is a first-in-class therapy with a novel mechanism of action designed to enhance histamine signaling in the brain by binding to H3 receptors. Since its initial FDA approval in 2019 for excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy and subsequent approvals for cataplexy in adult patients in 2020 and EDS in pediatric patients six years and older in 2024, WAKIX has continued to reshape the treatment landscape for narcolepsy and remains the only FDA-approved treatment for narcolepsy that is not scheduled as a controlled substance by the U.S. Drug Enforcement Administration (“DEA”).

Beyond narcolepsy, we have taken a mechanistic-based approach to expanding the reach of pitolisant, identifying idiopathic hypersomnia (“IH”) as a potential next indication in its lifecycle. In the fourth quarter of 2024, we submitted a supplemental New Drug Application (“sNDA”) for pitolisant in IH based on a comprehensive evaluation of data from our INTUNE study and additional sources. In February 2025, we received a Refusal to File letter from the FDA for pitolisant in IH. We are also advancing late-stage clinical programs exploring pitolisant in Prader-Willi syndrome (“PWS”) and myotonic dystrophy type 1 (“DM1”) and continue to grow our impact in other rare neurological diseases. In July 2022, we entered into the 2022 LCA with Bioprojet whereby we obtained exclusive rights to manufacture, develop and commercialize one or more next generation pitolisant based products in the United States and Latin America. Two of the next generation formulations, pitolisant Gastro-Resistant (“pitolisant GR”) and pitolisant High-Dose (“pitolisant HD”) are currently in clinical development.

Along with nurturing the growth of our original pipeline, our innovation strategy includes targeted business development that strengthens our foundation and strategically extends our patient reach as we look to expand our portfolio to new diseases beyond histaminergic science. In October 2023, we acquired Zynerba Pharmaceuticals, Inc. (“Zynerba”), adding global rights to develop, manufacture and commercialize ZYN-002, a pharmaceutically manufactured 100% synthetic, patent protected permeation enhanced cannabidiol gel, to our neurobehavioral franchise. With a Phase 3 registrational trial underway for Fragile X syndrome (“FXS”) and plans to initiate a Phase 3 registrational trial in 22q deletion syndrome (“22q”) in 2025, we are poised to deliver new treatment possibilities for patients with neurobehavioral conditions.

In April 2024, we expanded into orexin science through a sublicense agreement with Bioprojet for an orexin 2 receptor agonist (“BP1.15205”) in preclinical development for narcolepsy and other potential indications. Under the sublicense agreement we obtained the exclusive right to develop, manufacture and commercialize BP1.15205 in the United States and Latin American territories, which are rights originally licensed from Teijin Pharma, the innovator of BP1.15205. We further broadened our portfolio into rare epilepsy with the acquisition of Epygenix Therapeutics, Inc., adding global rights to develop, manufacture and commercialize EPX-100, a serotonin (5HT-2) receptor agonist, and EPX-200, a selective 5HT-2C agonist. EPX-100 is in Phase 3 registrational trials for Dravet Syndrome (“DS”) and Lennox-Gastaut Syndrome (“LGS”), and EPX-200 is in the pre-IND phase for developmental and epileptic encephalopathies (“DEEs”).

Our innovative portfolio of assets reflects our dedication to novel science, innovative therapies and excellence in delivering these treatments to patients with serious medical conditions who have few or no available options.

Our operations are conducted by our wholly owned subsidiaries, Harmony Biosciences, LLC and Harmony Biosciences Management, Inc., formerly known as Zynerba prior to July 1, 2024.

Commercial Product

Sleep/Wake Franchise

WAKIX (pitolisant). Pitolisant was developed by Bioprojet and approved by the EMA in 2016 for the treatment of narcolepsy in adult patients with or without cataplexy and in 2021 for the treatment of EDS in adult patients with obstructive sleep apnea. We acquired an exclusive license to develop, manufacture and commercialize pitolisant in the United States pursuant to our license agreement with Bioprojet (as amended, the “2017 LCA”) in July 2017. Pitolisant was granted Orphan Drug designation for the treatment of narcolepsy by the FDA in 2010. It received Breakthrough Therapy designation for the treatment of cataplexy in patients with narcolepsy and Fast Track designation for the treatment of EDS and cataplexy in patients with narcolepsy in April 2018. In August 2019, WAKIX was approved by the FDA for the treatment of EDS in adult patients with narcolepsy, and its U.S. commercial launch was initiated in November 2019. In October 2020, WAKIX was approved by the FDA for the treatment of cataplexy in adult patients with narcolepsy.

WAKIX represents a novel approach to narcolepsy treatment. We believe that WAKIX offers a meaningfully differentiated product profile over current treatment options for the following reasons:

●	First-in-class molecule with a novel MOA. WAKIX is a first-in-class molecule with a novel mechanism of action (“MOA”) and is the only selective H3 receptor antagonist/inverse agonist approved by the FDA. Pitolisant is thought to work by regulating histamine, such that it activates wake-promoting neurons and inhibits sleep promoting neurons, which helps to stabilize states of sleep and wakefulness. We believe that these novel characteristics differentiate it from other narcolepsy treatments.

●	First-and-only non-scheduled treatment for narcolepsy. WAKIX is the first-and-only FDA-approved treatment for narcolepsy that is not scheduled as a controlled substance by the DEA. We believe one of the most significant unmet needs is the availability of non-scheduled treatment options.

●	WAKIX is not a stimulant. Stimulants are one of the most commonly prescribed treatments for patients with narcolepsy and have the potential for abuse so their use must be considered carefully by HCPs and patients. Unlike stimulants, in clinical trials, WAKIX showed no evidence for the development of drug tolerance or withdrawal symptoms. In addition, unlike stimulants, WAKIX does not increase dopamine levels in the brain’s reward center, which contributes to its lack of abuse potential.

●	WAKIX can be used as monotherapy or administered concomitantly with other narcolepsy treatments. Narcolepsy is a difficult disorder to manage, and the majority of narcolepsy patients often require multiple medications to treat their symptoms. WAKIX was studied in combination with each of modafinil and sodium oxybate (two common treatments for narcolepsy) and demonstrated no effect on the pharmacokinetic (“PK”) profile of either treatment, and neither treatment had a clinically relevant effect on the PK profile of WAKIX. We believe the ability of WAKIX to be taken as monotherapy or concomitantly with other narcolepsy medications affords HCPs the flexibility to better manage their patients with narcolepsy.

●	WAKIX is a once-daily oral tablet administered in the morning upon wakening. Patients have identified a need for treatment options that are easier to take and are dosed less frequently. We believe that once-daily dosing with WAKIX addresses this need and may help improve patient compliance with treatment.

The U.S. narcolepsy market had an approximate net sales value of $2.9 billion in 2023. The market is expected to continue to grow based on several factors, including, but not limited to, the introduction of new innovative therapies that offer novel mechanisms of action resulting in improved safety/tolerability profiles while delivering clinically meaningful efficacy, additional investment in education, increased rates of diagnosis, and population growth.

Net product revenue related to the sales of WAKIX was $714.7 million for the year ended December 31, 2024. As of December 31, 2024, we continued to see growth in unique HCPs prescribing WAKIX since it became available in November 2019. The average number of patients on WAKIX in the fourth quarter of 2024 was approximately 7,100.

Our Development Pipeline

Development Pipeline Chart

Sleep/Wake Franchise

Pitolisant. We believe that pitolisant’s ability to regulate histamine and histaminergic signaling gives it the potential to provide therapeutic benefit in other disorders that are mediated through the H3 receptor and histamine signaling and offers a portfolio in a product opportunity. We have continued to pursue label expansion of WAKIX in narcolepsy and seek new indications in rare neurological disease patient populations that have EDS as a prominent symptom, along with other symptoms mediated by CNS histamine signaling including:

Idiopathic Hypersomnia

IH is a central disorder of hypersomnolence resulting in sleep-wake state instability. It is a rare and chronic neurological disease that is characterized by EDS despite sufficient or even long sleep time. Based on insurance claims data, the number of patients diagnosed with IH in the US ranges from 30,000 to 40,000.

Pitolisant received orphan drug designation by the FDA for the treatment of IH in September 2023 and Fast Track designation for the treatment of IH in November 2023. In April 2022, we initiated a Phase 3 registrational trial, the INTUNE Study, to evaluate the efficacy and safety of pitolisant in adult patients with IH. We completed enrollment in the INTUNE study in May 2023 and we announced topline data in October 2023. Topline study results include:

●	Approximately 83% of patients who completed the 8-week open-label treatment period with pitolisant were responders (as defined by a decrease on the ESS of ≥3 points) and experienced a robust clinical response, with an average ESS change from baseline of – 9.4 points.
●	A positive trend favoring pitolisant was observed during the 4-week double-blind randomized withdrawal period, however no statistically significant difference was observed between pitolisant and placebo groups on ESS, the primary endpoint.
●	Positive trends favoring pitolisant were also observed across additional prespecified endpoints including the IH Severity Scale, which approached statistical significance, as well as on the Sleep Inertia Questionnaire.
●	Approximately 88% of patients in the Double-Blind Randomized Withdrawal Phase continued into a long-term extension study, which is ongoing.

●	The safety and tolerability profile of pitolisant in adult patients with idiopathic hypersomnia was consistent with the established safety profile of pitolisant and no new safety signals were observed.

While the primary endpoint did not meet statistical significance, we believe the totality of the data showed favorable numerical trends for pitolisant in the treatment of adult patients with IH. We met with the FDA in March 2024 to discuss the path forward for IH and submitted an sNDA during the fourth quarter of 2024 based on the totality of the data obtained from the INTUNE study and other sources. In February 2025, we received a Refusal to File letter from the FDA for pitolisant in IH.

Prader-Willi Syndrome

PWS is a rare genetic disorder caused by a loss of function of specific genes on the long arm of chromosome 15 resulting in hypothalamic dysfunction. The hypothalamus controls both sleep-wake states and hunger-satiety; therefore, two of the main symptoms in patients with PWS are hyperphagia and EDS. It is estimated that approximately 15,000 to 20,000 people in the United States suffer from PWS, and over half of the patients living with PWS experience EDS.

In December 2020, we initiated a Phase 2 proof-of-concept clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, including behavioral symptoms and cognitive impairment. Topline results from this clinical proof-of-concept trial were reported in November 2022 and showed a positive signal on improvement in the primary outcome related to EDS. Based on the positive signals from our Phase 2 proof-of-concept signal detection clinical trial, an End-of-Phase 2 meeting with the FDA was held in June 2023. We have aligned with the FDA on the proposed Phase 3 study design to support further investigation of pitolisant as a potential treatment to address the unmet medical need for children, adolescents and adults with PWS experiencing EDS, for which there is currently no approved treatment. In October 2023, we received FDA feedback regarding our proposed study protocol for the Phase 3 TEMPO study in patients with PWS, which has the potential to serve as a registrational trial and will support our efforts to seek pediatric exclusivity for pitolisant. In February 2024, the FDA granted Orphan Drug designation to pitolisant for the treatment of PWS. We initiated the Phase 3 TEMPO study in the first quarter of 2024.

We remain committed to obtaining pediatric exclusivity for WAKIX. The initiation of the PWS Phase 3 registrational trial, the TEMPO study, and the data in pediatric narcolepsy are supportive of our efforts in obtaining pediatric exclusivity for WAKIX. Our partner, Bioprojet completed a Phase 3 trial in pediatric patients with narcolepsy and in March 2023, the EMA granted approval for the marketing authorization of WAKIX for the treatment of narcolepsy with or without cataplexy in children six and older. Based on the data from the positive Phase 3 trial conducted by Bioprojet, we submitted an sNDA for pediatric narcolepsy in December 2023. In June 2024, we announced that the FDA approved our sNDA for WAKIX for the treatment of EDS in pediatric patients six years of age and older with narcolepsy. In addition, in June 2024, the FDA did not approve our sNDA seeking to expand the WAKIX label for the treatment of pediatric patients with cataplexy. In October 2024, we held a Type A meeting with the FDA to discuss the pediatric cataplexy indication and believe we reached alignment on a path to sNDA resubmission, which is planned for the second quarter of 2025.

Myotonic Dystrophy Type 1

DM1, otherwise known as dystrophia myotonica, is the most common form of adult-onset muscular dystrophy and affects as many as 160,000 patients in the United States. In addition to myotonia, a progressive muscle weakness which is the core symptom in patients with DM1, EDS and fatigue are hallmark clinical characteristics in patients with DM1 and occur in approximately 80% to 90% of patients. There are currently no FDA-approved treatments for patients with DM1, which represents a significant unmet medical need. We believe the therapeutic application of pitolisant may provide benefits across the key symptoms of EDS and fatigue which are often among the chief complaints of patients with DM1. We opened an IND in January 2021 and initiated a Phase 2 proof-of-concept clinical trial in adult patients with DM1 in June of 2021. The topline data were released in December 2023 and showed clinically meaningful improvements in EDS and fatigue, the two most prominent non-muscular symptoms in patients with DM1. The safety and tolerability profile of pitolisant in adult patients with DM1 was consistent with the established safety profile of pitolisant with no new safety signals detected and no serious adverse events reported.

Next Gen Pitolisant Formulations: Pitolisant Gastro-Resistant and Pitolisant High-Dose

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

Pursuant to the 2022 LCA with Bioprojet, we have made progress in the development of two new formulations of pitolisant, pitolisant GR and pitolisant HD. Both formulations entered into clinical studies in the fourth quarter of 2023. We received data from the pitolisant GR pilot bioequivalence study, which supports further development of pitolisant GR. We are on-track to initiate a pivotal bioequivalence study in the first quarter of 2025, with an anticipated data readout in the third quarter of 2025. Our anticipated PDUFA date for pitolisant GR is in 2026. We received data from the pitolisant HD pilot pharmacokinetics study in June 2024, which also supports advancing this development program toward Phase 3 registrational trials in narcolepsy and IH. The formulation optimization and technical operations work is ongoing, with a goal to initiate a Phase 3 registrational study in the fourth quarter of 2025. A Phase 1b study was conducted to evaluate the safety and tolerability of pitolisant at repeat doses of up to 180mg and the initial results are consistent with the known safety profile of pitolisant and support advancement of the pitolisant HD development program. Our anticipated PDUFA date for pitolisant HD is in 2028. Non-provisional patents have been filed for both of these formulations, with the potential for patent protection to the mid-2040’s.

BP1.15205. In April 2024, we entered into a sublicense agreement with Bioprojet for BP1.15205, an orexin 2 receptor agonist for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, we have obtained the exclusive right to develop, manufacture and commercialize BP1.15205 in the United States and Latin American territories, which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of BP1.15205. We believe the pre-clinical data from BP1.15205 is promising and we plan to file an investigational medicinal product dossier (“IMPD”) with the European Medicines Agency (“EMA”) in mid-2025 and begin first-in-human studies in the second half of 2025.

HBS-102. In August 2021, we acquired HBS-102, a Melanin-concentrating hormone receptor type 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. We acquired full development and commercialization rights for HBS-102 globally, but we have provided an indication-limited grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. We conducted a preclinical PoC study to assess the effect of HBS-102 on hyperphagia, weight gain and other metabolic parameters in a mouse model of PWS. The final report was received during the third quarter of 2024 and the results are consistent with the expected results. In addition, a 13-week toxicology study has been completed, and we believe the preliminary results are encouraging.

Neurobehavioral Franchise

ZYN-002. We are currently seeking the following indications for our product candidate, ZYN-002, a pharmaceutically manufactured 100% synthetic, patent protected permeation enhanced cannabidiol gel:

Fragile X Syndrome

FXS is a rare genetic disorder that is the leading known cause of both inherited intellectual disability and autism spectrum disorder, affecting 1 in 3,600 to 4,000 males and 1 in 4,000 to 6,000 females. The disorder negatively affects synaptic function, plasticity and neuronal connections, and results in a spectrum of intellectual disabilities and behavioral symptoms, such as social avoidance and irritability. There are approximately 80,000 people in the United States and approximately 121,000 people in the European Union and UK living with FXS. The total addressable market in the United State alone is estimated to be approximately 25,000 people. There is a significant unmet medical need in patients living with FXS as there are currently no FDA approved treatments for this disorder.

ZYN-002 is currently in a Phase 3 registrational trial, the RECONNECT study, designed to evaluate the safety and efficacy of ZYN002 in FXS. Topline data from our ZYN-002 Phase 3 study is anticipated in the third quarter of 2025. ZYN-002 has patent protection for the treatment of FXS until 2038.

22q Deletion Syndrome

22q is a disorder caused by a small missing piece on the long arm of the 22nd chromosome. The deletion occurs near the middle of the chromosome at a location designated q11.2. It is considered a mid-line condition, with physical symptoms including characteristic palate abnormalities, heart defects, immune dysfunction, and esophageal / GI issues, as well as debilitating neuropsychiatric and behavioral symptoms, including anxiety, social withdrawal, ADHD, cognitive impairment and autism spectrum disorder. It is estimated that 22q occurs in one in 4,000 live births, suggesting that there are approximately 80,000 people living with 22q in the United States and 129,000 people living with 22q in the European Union and the UK. Patients with 22q deletion syndrome are managed by multidisciplinary care providers, and there are currently no FDA approved treatments for this disorder.

An open-label phase 2 proof-of-concept study conducted by Zynerba showed positive signals for ZYN-002 in the treatment of behavioral symptoms associated with 22q. We plan to initiate a Phase 3 registrational study in 22q deletion syndrome in 2025.

Rare Epilepsy Franchise

EPX-100 (clemizole hydrochloride). EPX-100 is a serotonin (5HT-2) receptor agonist evaluated for DEEs, initially in DS and LGS, because of the established serotonergic mechanism of action in DEEs and based on the positive results from the zebra fish model. Patients with DS and LGS often encounter severe refractory epilepsy and extreme co-morbidities or mortality without effective treatments, even with polypharmacy. As such, there is a recognized need for improved treatment options for both conditions. We believe the total addressable market for EPX-100 among patients with DS is approximately 5,000 people based on an estimated current DS prevalence of approximately 8,600 cases and approximately 7,000 diagnosed DS cases. We believe the total addressable market for EPX-100 among patients with LGS is approximately 35,000 people based on an estimated current LGS prevalence of approximately 48,000 cases and 44,000 diagnosed LGS cases. EPX-100 has been granted orphan drug designation by the FDA for treatment of both DS and LGS. EPX-100 is currently in a Phase 3 registrational clinical trial for DS and we initiated sites for a Phase 3 registrational clinical trial in patients with LGS in the fourth quarter of 2024.

EPX-200 (liquid formulation of lorcaserin). We are currently developing EPX-200, a selective 5HT-2C agonist for DEEs. EPX-200 is currently in the pre-IND phase.

Competition

WAKIX. Our industry is highly competitive and subject to rapid and significant change as research provides a deeper understanding of rare neurological disorders, including narcolepsy, and as new therapies are developed. We face potential competition from multiple sources, including large pharmaceutical, biotechnology and specialty pharmaceutical companies. The key competitive factors affecting the success of WAKIX, and any other product candidates that we develop, if approved, are likely to be efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

WAKIX competes with currently FDA-approved products for the treatment of EDS or cataplexy in adult patients with narcolepsy and EDS in children six years and older with narcolepsy, all of which are controlled substances. Jazz Pharmaceuticals’ Xyrem (sodium oxybate) is an FDA-approved product for the treatment of cataplexy or EDS in patients 7 years of age and older with narcolepsy. Xyrem is a Schedule III controlled substance available only through a restricted access REMS program. Xywav, a lower sodium formulation of Xyrem, was approved in July 2020, (became commercially available in November 2020), and is also a Schedule III controlled substance subject to the same restricted access REMS program as Xyrem. Provigil and Nuvigil, which are Schedule IV WPAs, and stimulants such as methylphenidate and amphetamine (both Schedule II controlled substances), are approved for the treatment of EDS in narcolepsy. Anti-depressants and certain other agents are sometimes used off-label for the treatment of cataplexy in narcolepsy. Axsome’s Sunosi (solriamfetol) was approved by the FDA in March 2019 and launched in July 2019. Sunosi (solriamfetol) is a Schedule IV controlled substance and is indicated to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea. It is not indicated for cataplexy in patients with narcolepsy. Additionally, Avadel Pharmaceuticals launched a once nightly formulation version of sodium oxybate in June 2023. As of January 2023, Xyrem is now available as generic sodium oxybate – one version is marketed by Hikma Pharmaceuticals through their agreement with Jazz Pharmaceuticals (launched in January 2023), and the other version is marketed by Amneal Pharmaceuticals through their agreement with Jazz Pharmaceuticals (launched in July 2023). Other potential future competitive products are currently in development, including Axsome Therapeutics’ AXS-12 (reboxetine) product candidate, Suven Life Sciences’ SUVN-G3031 H3 inverse agonist product candidate, NLS Pharmaceutics mazindol ER product candidate and orexin 2 receptor agonist product candidates from Takeda, Jazz Pharmaceuticals/Sumitomo Pharma, Centessa and Alkermes among others.

We believe WAKIX offers a meaningfully differentiated product profile that is competitive with each of the products listed above, some of which are only approved for EDS while others (Xyrem, Xywav, Lumryz and generic sodium oxybate) are approved for the treatment of both EDS and cataplexy in patients with narcolepsy. It should be noted that WAKIX has not been compared with these products in head-to-head clinical trials, but its non-scheduled status represents a distinct competitive advantage relative to those same products. Additionally, WAKIX is priced lower than Xyrem, Xywav, Lumryz and generic sodium oxybate, which we believe is a competitive advantage for WAKIX and may contribute to third-party payor preferences for WAKIX relative to each version of sodium oxybate. Conversely, WAKIX is priced higher than other competitors such as Provigil (modafinil), Nuvigil, Sunosi (armodafinil) and certain generic competitors, such as methylphenidate and amphetamine, which may contribute to third-party payor preferences for those lower-priced treatment options relative to WAKIX.

PWS and DM1. There are currently no FDA approved therapies for PWS. We are aware of several companies pursuing clinical development of therapies for PWS including, but not limited to, product candidates from Acadia Pharmaceuticals Inc., Soleno Therapeutics Inc., Rhythm Pharmaceuticals, Inc. and Palobiofarma. Additionally, for DM1, there are several companies pursuing clinical development of therapies including, but not limited to, product candidates from Avidity Biosciences, Inc., Vertex Pharmaceuticals, Inc., Entrada Therapeutic, Inc. and PepGen, Inc.

FXS and 22q. There are currently no FDA approved therapies for FXS. We are aware of several companies pursuing clinical development of therapies for FXS including, but not limited to, product candidates from Acadia Pharmaceuticals, Inc., Mirum Pharmaceuticals, Inc., Spinogenix Inc., Allos Pharma Inc. and Connecta Therapeutics S.L. Additionally, there are currently no FDA approved therapies for 22q. We are aware of several companies pursing clinical development of therapies for 22q including, but not limited to, Nobias Therapeutics, Inc.’s product candidate.

DS and LGS. There are multiple FDA approved therapies for the treatment of DS, LGS or both DS and LGS including, but not limited to, products from GW Pharmaceuticals, Ltd. and Lunbeck, Inc. for the treatment of DS and LGS, Biocodex for the treatment of DS and Eisai Co., Ltd. for the treatment of LGS. We are also aware of several companies pursuing clinical development of therapies including, but not limited to, product candidates from Supernus Pharmaceuticals, Inc. for the treatment of DS and LGS, SK Life Science, Inc. for the treatment of LGS and Stoke Therapeutics, Inc. for the treatment of DS.

Manufacturing, Supply and Distribution

We sell WAKIX to a limited number of specialty distributors, that, in turn, distribute WAKIX to patients. We do not currently own or operate facilities for product manufacturing, storage and distribution, or testing, but we have contracted directly with third parties for each of these functions.

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

We depend on a single supplier of the active pharmaceutical ingredient (“API”) for our commercial product, WAKIX, and single API suppliers for each of our potential product candidates.

Customers

For the year ended December 31, 2024, three customers accounted for 100% of gross product revenue; Caremark LLC accounted for 39% of gross product revenue; Accredo Health Group, Inc. accounted for 34% of gross product revenue; and PANTHERx Specialty Pharmacy LLC accounted for 27% of gross product revenue.

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

In April 2024, we entered into the Sublicense with Bioprojet for BP1.15205 to be evaluated for the treatment of narcolepsy and other potential indications. Under the Sublicense, we obtained the exclusive right to develop, manufacture and commercialize BP1.15205 in the United States and Latin American territories (the “Licensed Territories”), which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of BP115205. BP1.15205 is currently in pre-clinical development with IMPD submission anticipated in mid-2025. Under the Sublicense, we paid Bioprojet an upfront license fee of $25.5 million, which we recognized as an IPR&D charge recorded in research and development within the consolidated statements of operations and comprehensive income for the year ended December 31, 2024, and will also be obligated to pay up to $127.5 million upon achievement of development and regulatory milestones and up to $240.0 million upon achievement of sales-based milestones, as well as royalty rates in the mid-teens on any sales of product using BP1.15205 in the Licensed Territories.

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

Our WAKIX patent portfolio comprises of four U.S. patents and a U.S. patent application exclusively licensed to us from Bioprojet under the 2017 LCA. One U.S. Patent, No. 8,207,197, which has claims directed to the polymorph, i.e., a specific crystalline form, of pitolisant in WAKIX, and methods for preparing that polymorph of pitolisant, is expected to expire in March 2030 based on a granted request for patent term extension, and patent term adjustment, but without taking into consideration any possible pediatric exclusivity. A second U.S. Patent, No. 8,486,947, has claims directed to methods of treating excessive daytime sleepiness by administering pitolisant, which is expected to expire in September 2029 based on patent term adjustment. U.S. Patent No. 12,145,916 has composition claims directed to a second polymorph of pitolisant, and is expected to expire in March 2044, not including any possible extension of patent term.

We also license three pending U.S. patent applications from Bioprojet that claim the pitolisant GR and pitolisant HD formulations. Any patents that are issued from these applications are expected to expire in October 2044, without taking into consideration any possible adjustments of patent terms.

Further, we filed a patent family that includes a pending Patent Cooperation Treaty (“PCT”) application, PCT/US2024/031835, and pending U.S. Patent Application No. 18/679,624, which claim methods of using pitolisant for treating EDS in subjects with PWS. Any patent that issues from these applications is expected to expire in May 2044, not including any possible adjustment to patent term.

Our HBS-102 patent portfolio comprises three patent families. The first patent family includes U.S. Patent No. 8,637,501, which has claims to certain melanin-concentrating hormone (MCH-1) receptor antagonists as compositions of matter, as well as methods of making the antagonists, and methods of use for treating obesity, anxiety, and depression, which is expected to expire in April 2031 based on patent term adjustment and without taking into consideration any possible patent term extension. A second patent family comprises three issued U.S. patents (Nos. 8,716,308; 9,296,743; and 9,650,378), and issued patents in Australia, Brazil, Canada, China, Germany, Spain, France, United Kingdom, Israel, Italy, Japan, Korea, Mexico, and New Zealand. The patents have claims directed to certain human MCH-1 receptor-selective antagonists as compositions of matter, and are expected to expire in June 2031 (the ‘308 patent) and January 2029 (the ‘743 and ‘378 patents, as well as the international patents). The third patent family comprises pending applications in the United States., Europe, Japan, China, and Hong Kong which have claims directed to therapeutic combinations or formulations of drugs comprising a melanin-concentrating hormone (“MCH-1”) receptor antagonist, and methods of treating or preventing hyperphagia, moderate to severe binge eating disorder, bulimia nervosa, among other disorders, and management of obesity using an MCH-1 receptor agonist, and also has claims to certain MCH-1 receptor antagonists as compositions of matter.

Our EPX-100 patent family includes pending applications in the United States., Europe, Australia, Brazil, Canada, China, Hong Kong, Japan, Korea, and Eurasia. Any patent that issues from this patent family is expected to expire in June 2042, without taking into consideration any possible patent term extension or adjustment.

The term of individual patents in our portfolio depends upon the legal term of patents in the countries in which they are obtained. In the United States, and in other foreign jurisdictions where we have sought patent protection, the patent term is 20 years from the earliest date of filing a non-provisional patent application. The term of a U.S. patent may be eligible for patent term adjustment, which permits patent term restoration as compensation for delays incurred at the U.S. Patent and Trademark Office (the “USPTO”) during the patent prosecution process. In addition, for patents that cover an FDA-approved drug, the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) permits a patent term extension of up to five years beyond the expiration of the patent. While the length of the patent term extension is related to the length of time the drug is under regulatory review, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent per approved drug may be extended under the Hatch-Waxman Act.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Changes in either the patent laws or their interpretation in the United States, or in other foreign jurisdictions where we have sought patent protection, may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in enforcing patent claims that cover our technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use, or the manufacture of those products. Moreover, issued patents do not guarantee the right to practice our technology in relation to the commercialization of our products. Issued patents only allow us to block potential competitors from practicing the claimed inventions of the issued patents.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs or sNDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of certain preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice (“GLP”) regulations and other applicable regulations;
●	submission to the FDA of an IND which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) or ethics committee at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (“GCP”) regulations to evaluate the safety and efficacy of the proposed drug product for each indication;
●	submission to the FDA of an NDA after completion of all pivotal trials;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
●	satisfactory completion of potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
●	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

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

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of such Phase 4 clinical trials as a condition of approval of an NDA.

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

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. The FDA did not recommend that the DEA schedule WAKIX as a controlled substance, and WAKIX is therefore not scheduled as a controlled substance by the DEA, however we are developing certain centrally acting product candidates that may have the potential for DEA scheduling, if approved.

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

Other Healthcare Laws

In addition to FDA regulation of pharmaceutical products, pharmaceutical companies are subject to federal healthcare laws and regulations as well as regulation by the states and foreign jurisdictions in which they conduct their business that restrict business practices in the pharmaceutical industry. These laws may impact, among other things, our current and future business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business or financial arrangements and relationships with healthcare providers and other parties through which we market, sell and distribute our products for which we obtain marketing approval. These laws include U.S. federal and state anti-kickback and false claims laws, civil monetary penalties laws, consumer protection and transparency laws as well as similar foreign laws in the jurisdictions outside the United States, including, without limitation, those laws described below.

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

Data Privacy and Security Laws

Pharmaceutical companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the United States, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the Department of Health and Human Services (“HHS”), affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information (“PHI”), a complaint about privacy practices or an audit by the HHS may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (“FTCA”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

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

In Europe, the General Data Protection Regulation (“GDPR”), went into effect in May 2018 and imposes stringent data protection requirements for controllers and processors of personal data of persons within the European Economic Area (“EEA”). The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”) which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR (e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover). The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United

Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. European data protection authorities may interpret the GDPR, UK GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, which was replaced by a new manufacturer discount program on January 1, 2025 (as discussed below), under which they were required to offer point-of-sale discounts (increased to 70 percent pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for

Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and Congressional legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.

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

The Inflation Reduction Act of 2022, or IRA, which was signed into law on August 16, 2022, included several provisions to reduce drug spending by the federal government and reduce out-of-pocket costs for patients on Medicare. This legislation requires that the federal government negotiate prices for some drugs covered under Medicare Part B and Part D with the highest total spending, beginning in 2026. It also requires manufacturers to pay rebates back to the federal government if the price of their medications for Medicare beneficiaries rises faster than inflation. The legislation also placed a cap on out-of-pocket costs for Medicare Part D enrollees and shifted the cost of supplying these medications to manufacturers and plans. Eligibility for the Medicare Part D Low-Income Subsidy Program was also expanded under the legislation, and it further delayed the implementation of the Trump Administration’s drug rebate rule to 2027. While the IRA includes an exemption for orphan drugs with a single approved indication, rare disease therapies with multiple indications may become subject to Medicare price negotiations. The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 15, 2024, HHS announced the agreed-upon prices for the first ten drugs that are subject to price negotiations, which take effect in January 2026. HHS will select up to fifteen additional products covered under Part D for negotiation in 2025. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program, although the program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.

We expect that additional state and federal healthcare reform measures, particularly in light of the new presidential administration, will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

Facilities

Our corporate headquarters are located at 630 W. Germantown Pike Plymouth Meeting, Pennsylvania. In December 2020, we leased additional office space at this same location, which increased our footprint to approximately 35,781 square feet of office space. As of December 31, 2024, 77 of our employees are located at our corporate headquarters. Pursuant to our Right of Use Agreement with Paragon, we also utilize office space at 330 N. Wabash Ave, Suite 3500, Chicago, Illinois 60611, where 9 of our employees are located.

Human Capital Management

As of December 31, 2024, we had 268 full-time employees, 124 dedicated to commercial functions, which includes sales, marketing, market access, commercial operations, and insights, and 90 dedicated to research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Corporate Social Responsibility

Social responsibility has always been integral to our core values. We are committed to doing business with integrity and ethics. We focus on providing our employees safe and healthy working conditions, and actively participate in the communities where we are located. In addition, we support philanthropic organizations, patient-focused associations, local and national charitable organizations, and areas of need across the country by providing monetary donations or supplying food, medical supplies and other resources. We collaborate with patient advocacy organizations to understand the needs of patients living with rare, neurological disorders, and are committed to addressing those needs.

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

In our efforts to market WAKIX for the treatment of EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy, and for EDS in children six years and older with narcolepsy, our revenue is dependent, in part, on the size of the markets in the United States, or in other territories where we may seek and obtain regulatory approval, the number of competitors in such markets, the acceptance of the price of WAKIX in those markets and the ability to obtain reimbursement at any price. If the number of our addressable patients is not as large as we estimate or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of WAKIX. If we are not able to generate substantial revenue from the sale of WAKIX, we may not remain profitable.

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

Although a substantial amount of our effort is focused on the commercialization of WAKIX for the treatment of EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy, we also may seek to identify, in-license or acquire, discover, develop and commercialize additional product candidates in the rare neurological disorders field, such as our recent Epygenix acquisition, and to identify other indications for pitolisant beyond the treatment of EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy. We cannot assure you that our efforts to do so will be successful. Even if we are successful at in-licensing or acquiring additional product candidates, their requisite development activities may require substantial resources, and we cannot assure you that these development activities will result in regulatory approvals. We also cannot assure you that our efforts to develop and commercialize pitolisant for other indications beyond the treatment of EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy will be successful.

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

We continue to rely on third parties to conduct our clinical trials for pitolisant and other product candidates that we decide to develop. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates on a timely basis or at all.

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

We commenced operations in 2017 and, as of December 31, 2024, had 268 employees. As we advance the development of pitolisant in other indications and commercialize WAKIX as a treatment for EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy, we must continue to grow the size of the organization. Future growth will impose significant added responsibilities on members of management, including:

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

Public health pandemics, such as the COVID-19 pandemic, may result in disruptions to our commercialization, clinical trials, manufacturing and other business operations, which could have a material adverse effect on our business, financial condition, operating results, cash flows and prospects.

A public health epidemic, such as the COVID-19 pandemic, poses the risk that we or our employees, contractors, suppliers, distributors and other partners, as well as physicians treating narcolepsy patients, may be prevented from conducting business and patient-care activities for an indefinite period of time, including due to shutdowns and quarantines that may be requested or mandated by governmental authorities. Beginning in March 2020, we had increased reliance on personnel working from home which may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. In addition, remote working could increase our cyber security risk.

General protective measures put into place at various governmental levels, including quarantines, travel restrictions and business shutdowns, may also negatively affect our operations. For example, the COVID-19 pandemic affected our ability to access HCPs, and caused fewer patients to visit their HCP, resulting in fewer prescriptions being written. Additionally, the effects of COVID-19 disrupted the supply chain and future pandemics could disrupt the manufacturing or shipment of WAKIX and of drug substance and finished drug product. For example, we may face supply chain and manufacturing limitations or difficulties as resources are allocated elsewhere. Any delays or interruptions in the manufacture and supply of WAKIX could result in delays for our planned clinical trials, impair our ability to meet demand for new WAKIX prescriptions and impede our clinical trial recruitment, testing, monitoring, data collection and analysis and other related activities.

Any of the foregoing factors could have a material adverse impact on our business, financial condition, operating results, cash flows and prospects. The extent to which any future pandemics impact our operations and those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, the severity of the pandemic, speed of the spread of a virus, and the actions taken to contain the virus or treat its impact, among others.

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, consultants, any future commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; U.S. federal and state healthcare fraud and abuse laws, data privacy and security laws and other similar non-U.S. laws; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Such misconduct also could involve the improper use or misrepresentation of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

As of December 31, 2024, we had U.S. federal net operating loss carryforwards of $220.2 million and we had state net operating loss carryforwards of approximately $111.1 million. Utilization of the federal and state net operating loss carryforwards may be subject to a substantial limitation due to federal and state provisions. If we have experienced an ownership change at any time since our incorporation, we may be subject to limitations on our ability to utilize our existing net operating loss carryforwards to offset taxable income. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.

Changes in tax laws or regulations could adversely affect our results of operations, business and financial condition.

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, each of which could adversely affect our results of operations, business and financial condition. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures for tax purposes in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenditures over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. This tax law change will continue to have an adverse effect on our income tax liability, which could be material. In addition, the IRA, among other things, imposes a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning after December 31, 2022. Changes in tax laws or regulations could materially increase our tax provision, cash tax liabilities, and effective tax rate, which may adversely affect our results of operations, business and financial condition.

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

WAKIX has been approved by the FDA for the treatment of EDS and cataplexy in adult patients with narcolepsy, and for the treatment of EDS in children six years and older with narcolepsy. Regulatory approval is limited by the FDA to the specific indication for which approval has been granted and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing pitolisant for other indications. We may be subject to fines, penalties or injunctions if we are determined to have promoted or be promoting the use of pitolisant for unapproved or “off-label” uses, resulting in damage to our reputation and business.

While we received approval for the indications of the treatment of EDS and cataplexy in adult patients with narcolepsy and for EDS in children six years and older with narcolepsy, WAKIX is not indicated to treat any other conditions. We are prohibited from promoting WAKIX for any other indication unless we are granted FDA approval for such indication. The FDA strictly regulates the promotional claims that may be made about prescription products, and WAKIX may not be promoted for uses that are not approved by the FDA as reflected in its approved labeling. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

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

Additionally, if we or others later identify undesirable side effects caused by WAKIX, either in the post-marketing setting or in clinical trials in other potential indications for which we develop pitolisant, or in clinical trials for other product candidates, a number of potentially significant negative consequences could result, including but not limited to:

●	the delay, prevention or withdrawal of approvals by regulatory authorities;

●	the requirement to suspend marketing of a product or withdraw it from the marketplace;
●	the requirement of additional warnings on the prescribing label or limitations on product access;
●	requirements to conduct costly post-marketing studies;
●	requirements to change the manner in which a product is administered;
●	the requirement of a REMS plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;
●	designation as a controlled substance by the DEA;
●	a product may become less competitive;
●	fines, injunctions or civil and criminal penalties;
●	litigation and the potential to be held liable for harm caused to patients; and
●	an adverse effect on our reputation.

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

During the development of certain of our product candidates, we received Fast Track designation from the FDA and we may also seek further designations for some or all of our other product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, drugs are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. An NDA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track designation for any of our product candidates, such product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Furthermore, such a designation does not increase the likelihood that any product candidate that may be granted Fast Track designation will receive regulatory approval in the United States. Many product candidates that have received Fast Track designation have ultimately failed to obtain approval.

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, “topline” or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available topline data, and the results and related findings and conclusions are subject to change following completion of the study or full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, “topline” or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. “Topline” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, “topline” data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between “topline,” preliminary or interim data and final data could significantly harm our business prospects.

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

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding for clinical trial costs, tax advantages and user-fee waivers. In addition, generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the disease or condition for which it has such designation, the drug is entitled to a seven-year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same disease or condition for that time period. Under the FDA’s regulations, the FDA will deny orphan drug exclusivity to a designated drug upon approval if the FDA has already approved another drug with the same active ingredient for the same indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. In connection with WAKIX’s approvals, we received orphan drug exclusivities for the treatment of excessive daytime sleepiness in adult patients with narcolepsy, and for the treatment of cataplexy in adult patients with narcolepsy, and for the treatment of excessive daytime sleepiness in pediatric patients 6 years of age and older with narcolepsy.

Orphan drug exclusivity in the United States may be unavailable where the indication for which the product candidate is approved is broader than the orphan-designated indication or is otherwise different from the orphan-designated disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the candidate from competition. WAKIX may face additional competition because different drugs with a different active moiety can still be approved for the same condition. Even after an approved drug is granted orphan exclusivity, exclusivity may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval. In addition, the FDA can subsequently approve products with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

Our regulatory approval for WAKIX for the treatment of EDS or cataplexy in adult patients with narcolepsy, and for EDS in children six years and older with narcolepsy, and any other regulatory approvals we may receive for pitolisant or any future product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, which must comply with applicable GCP regulations. We could also be asked to conduct post marketing clinical studies to verify the safety and efficacy of future product candidates in general or in specific patient subsets. For example, as a part of the regulatory approval for WAKIX for the treatment of EDS in adult patients with narcolepsy, we are required to conduct post-marketing studies in women exposed to pitolisant in pregnancy, including a registry-based observational cohort study to assess maternal, fetal, and infant outcomes of women exposed to pitolisant during pregnancy, and another study of a different design such as a case control study or a retrospective cohort study using electronic medical record data, and a lactation study.

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

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data, such as information that we may collect in connection with clinical trials in the United States and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years. The Inflation Reduction Act of 2022, or IRA, which was signed into law on August 16, 2022, included several provisions to reduce drug spending by the federal government and reduce out-of-pocket costs for patients on Medicare. This legislation requires that the federal government negotiate prices for some drugs covered under Medicare Part B and Part D with the highest total spending, beginning in 2026. It also requires manufacturers to pay rebates back to the federal government if the price of their medications for Medicare beneficiaries rises faster than inflation. The legislation also placed a cap on out-of-pocket costs for Medicare Part D enrollees and shifted the cost of supplying these medications to manufacturers and plans. Eligibility for the Medicare Part D Low-Income Subsidy Program was also expanded under the legislation, and it further delayed the implementation of the Trump Administration’s drug rebate rule to 2027. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.

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

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Legally mandated price controls on payment amounts by third- party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could reduce the ultimate demand for our commercial products and product candidates, once approved, or put pressure on our product pricing.

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

We participate in and have certain price reporting obligations to the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data we have to report on a monthly and quarterly basis to the CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include, among other things, the average manufacturer price (“AMP”) and, in the case of innovator products, the best price (“BP”) for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly and/or quarterly AMP and BP data on a timely basis could result in a civil monetary penalty for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition.

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

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

We have obtained a rare pediatric disease designation for EPX100 for the treatment of Dravet Syndrome, however, there is no guarantee that FDA approval of will result in issuance of a priority review voucher.

In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the United States within one year following the date of approval.

We have obtained a rare pediatric disease designation for EPX100 for the treatment of Dravet Syndrome, however, there is no guarantee that we will be able to obtain a priority review voucher, even if EPX100 is approved by the FDA. For example, the FDA may determine that an NDA, even if ultimately approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

●	the product no longer meets the definition of a rare pediatric disease;
●	the product contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in another marketing application;
●	the application does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population;
●	the application is approved for a different adult indication than the rare pediatric disease for which the product is designated

Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, after December 20, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and that designation was granted by December 20, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers, regardless of any rare pediatric disease designation.

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

Our in-licensed patent portfolio comprises four U.S. patents and a U.S. patent application exclusively licensed to us from Bioprojet. One U.S. patent, No. 8,207,197 has claims directed to the polymorph, i.e., a specific crystalline form, of pitolisant and, methods for preparing that polymorph of pitolisant in WAKIX, which is expected to expire in in March 2030 based on a granted request for patent term extension, and patent term adjustment, but without taking into consideration any possible pediatric exclusivity. A second U.S. patent, No. 8,486,947, has claims directed to methods of treating EDS by administering pitolisant, which is expected to expire in September 2029 based on patent term adjustment. U.S. Patent No. 12,145,916 has composition claims directed to a second polymorph of pitolisant, and is expected to expire in March 2044, not including any possible extension of patent term. We also license three pending U.S. patent applications from Bioprojet that claim the pitolisant GR and pitolisant HD formulations. Any patents that issue from these applications are expected to expire in October 2044, without taking into any consideration any possible adjustment of patent term.

The patents and patent applications that we in-license now or the patents and patent applications that we own or in-license in the future may not have patentable claims that protect our current and future product candidates in the relevant jurisdictions where we intend to commercialize such products. There is no assurance that we and our licensor are aware of all potentially relevant prior art relating to future patent applications. As such, the patent examiner may find prior art that can prevent a patent from issuing from a pending patent application. During the patent examination process, we or our licensor may be required to narrow the pending claims to overcome prior art, a process that may limit the scope of patent protection. Even if patents do successfully issue based on our future patent applications, and even if the issued patents cover our current and future product candidates, including their compositions formulation, method of manufacture, and method of use, third parties may challenge our issued patents’ validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us in the future could deprive us of rights necessary for the successful commercialization of any of our current or future product candidates, if approved. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our licensed patents may be challenged in U.S. Federal Courts or the United States Patent and Trademark Office. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after the filing of the earliest non-provisional application to which the patent claims priority. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. We may be required to disclaim a portion of patent term in order to overcome double patenting rejections from the patent office, thus potentially shortening our exclusivity period. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our current and future product candidates.

We have licensed certain intellectual property rights covering pitolisant and related compositions from Bioprojet, and we may license intellectual property rights from others in the future. If, for any reason, our license agreement with Bioprojet or any future licensor is terminated or we otherwise lose the rights associated with a license, it could adversely affect our business. Our license agreement with Bioprojet imposes, and any future collaboration agreements or license agreements we enter into are likely to impose various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology, or having to negotiate new or reinstated licenses on less favorable terms, or enable a competitor to gain access to the licensed technology.

If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent term for our current and future product candidates, our business may be harmed.

Our commercial success will largely depend on our licensor’s ability to obtain and maintain patent and other intellectual property in the United States for pitolisant, and our target indications, and our ability to obtain and maintain patent and other intellectual property in the United States for any product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting product candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States.

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

Moreover, a third party may challenge the current patents, or future patents within our portfolio, which could result in the invalidation of some or all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products. If a third party successfully challenges all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products, we will not be entitled to the 30-month stay of FDA approval upon the filing of an ANDA for a generic drug containing, for example, pitolisant, that relies in whole or in part on studies conducted by or for us.

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

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our owned or in-licensed patents, any patents that may be issued as a result of our future patent applications, or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our shareholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

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

As of December 31, 2024, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 55% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In February 2024, we chartered the Information Systems, Data and Cybersecurity Governance Committee (the “Cybersecurity Committee”), which is comprised of the Company’s business unit leaders and is responsible for the management of our cyber risk exposure and monitoring the effectiveness of the cybersecurity program. The Cybersecurity Committee reports the progress of cyber risk reduction initiatives to our senior leadership and the Audit Committee on a periodic basis.

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

Cyber Risk Exposure

Our top cyber risks have been grouped into genericized categories to avoid disclosure of sensitive information but include sufficient detail for a reasonable investor to understand our cyber risks and maintain confidence we act in good faith to reduce our cyber risk exposure. In the fourth quarter of 2024, we performed a risk analysis of all critical assets, determining the following are our current top cyber risks, none of which are material:

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

Item 2. Properties.

We do not own any real property. Our corporate headquarters, located in Plymouth Meeting, Pennsylvania, has a footprint of approximately 35,781 square feet of space pursuant to a lease that expires in 2025. We believe that our facilities are suitable to meet our current needs.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Refer to Part II, Item 8, Note 13 “Commitments and Contingencies,” of this Annual Report for a full description of our material pending legal matters.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed and traded on the Nasdaq Global Market under the symbol “HRMY.”

Holders

As of February 21, 2025, we had 43 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders.

Performance Graph

The following graph shows a comparison of the total cumulative shareholder returns of an investment of $100 in cash from August 19, 2020, the day we began trading, through December 31, 2024, in (i) our common stock, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq Composite Index. The shareholder returns in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, potential repurchase of our common stock and to repay our debt obligations, therefore we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, industry trends and other factors that our board of directors may deem relevant.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2023, compared to the year ended December 31, 2022, has been reported previously under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.

Company Overview

At Harmony, we are cultivating a differentiated neuroscience company, rooted in innovation and driven by a commitment to addressing the unmet needs of patients living with neurological diseases. To date, we have focused on rare neurological diseases with a growing portfolio now spanning sleep/wake, neurobehavioral, and rare epilepsy, and we are harnessing scientific insights and pioneering approaches to advance meaningful treatments that help patients thrive.

Sleep/Wake Franchise

Pitolisant was developed by Bioprojet and approved by the EMA in 2016 for the treatment of narcolepsy in adult patients with or without cataplexy and in 2021 for the treatment of EDS in adult patients with obstructive sleep apnea. We acquired an exclusive license to develop, manufacture and commercialize pitolisant in the United States pursuant to our license agreement with Bioprojet (as amended, the “2017 LCA”) in July 2017. Pitolisant was granted Orphan Drug designation for the treatment of narcolepsy by the FDA in 2010. It received Breakthrough Therapy designation for the treatment of cataplexy in patients with narcolepsy and Fast Track designation for the treatment of EDS and cataplexy in patients with narcolepsy in April 2018. In August 2019, WAKIX was approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of EDS in adult patients with narcolepsy, and its U.S. commercial launch was initiated in November 2019. In October 2020, WAKIX was approved by the FDA for the treatment of cataplexy in adult patients with narcolepsy.

We believe that pitolisant’s ability to regulate histamine gives it the potential to provide therapeutic benefit in other rare neurological diseases that are mediated through H3 receptors and histamine signaling. We have taken a mechanism-based approach to managing the life cycle of pitolisant and identified idiopathic hypersomnia (“IH”), another central disorder of hypersomnolence like narcolepsy, as our next potential new indication for WAKIX, which received orphan drug designation by the FDA in September 2023 and Fast Track Designation in November 2023. In April 2022, we initiated a Phase 3 registrational trial, the INTUNE Study, to evaluate the efficacy and safety of pitolisant in adult patients with IH. We completed enrollment in the INTUNE study in May 2023 and we announced topline data in October 2023. While the primary endpoint did not meet statistical significance, we believe the totality of the data showed favorable numerical trends for pitolisant in the treatment of adult patients with IH and we met with the FDA in March 2024 to discuss the path forward for IH. Following our meeting with the FDA, submitted a supplemental NDA (“sNDA”) for IH in the fourth quarter of 2024 based on the totality of the data obtained from the INTUNE study and from other sources. In February 2025, we received a Refusal to File letter from the FDA for pitolisant in IH.

We are focusing our development efforts on other rare neurological disorders in which EDS is a prominent symptom, including Prader-Willi Syndrome (“PWS”) and myotonic dystrophy type 1, otherwise known as dystrophia myotonica (“DM1”). Based on the positive signals from the data from our Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS and other key behavioral symptoms in patients with PWS, an End-of-Phase 2 meeting with the FDA was held in June 2023. We aligned with the FDA on the proposed Phase 3 registration study design to support further investigation of pitolisant as a potential treatment to address the unmet medical need for children, adolescents and adults with PWS experiencing EDS, for which there is currently no approved treatment. In October 2023, we received FDA alignment regarding the study design for the Phase 3 TEMPO study in patients with PWS, which has the potential to serve as a the registrational trial and support our efforts to seek pediatric exclusivity for pitolisant. In February 2024, the FDA granted Orphan Drug designation to pitolisant for the treatment of PWS. The Phase 3 registrational trial, the

TEMPO study, was initiated in the first quarter of 2024. In June 2021, we initiated a Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and announced topline results from this trial in the fourth quarter of 2023, in which clinically meaningful improvements were demonstrated in EDS and fatigue, the two most prominent non-muscular symptoms in patients with DM1. The safety and tolerability profile of pitolisant in adult patients with DM1 was consistent with the established safety profile of pitolisant with no new safety signals detected and no serious adverse events reported.

Our partner, Bioprojet completed a Phase 3 trial in pediatric patients with narcolepsy and submitted the trial data to the European Medicines Agency (the “EMA”) seeking approval for a pediatric narcolepsy indication. In January 2023, Bioprojet received a positive opinion from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) and in March 2023, the EMA granted approval for the marketing authorization of WAKIX for the treatment of narcolepsy with or without cataplexy in children six and older. Based on the data from the positive Phase 3 trial conducted by Bioprojet, we submitted an sNDA for pediatric narcolepsy in December 2023. In June 2024, we announced that the FDA approved our sNDA for WAKIX for the treatment of EDS in pediatric patients six years of age and older with narcolepsy. In addition, in June 2024, the FDA did not approve our sNDA seeking to expand the WAKIX label for the treatment of pediatric patients with cataplexy. In October 2024, we held a Type A meeting with the FDA to discuss the pediatric cataplexy indication and reached alignment on a path to sNDA resubmission, which is planned for the second quarter of 2025.

We remain committed to obtaining pediatric exclusivity for WAKIX. We believe the initiation of the PWS Phase 3 registrational trial, the TEMPO study, and our current data in pediatric narcolepsy, which resulted in the FDA’s approval of WAKIX in its current pediatric indication, are supportive of our efforts in obtaining pediatric exclusivity for WAKIX.

We are expanding our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients living with rare neurological diseases as well as patients living with other neurological diseases who have unmet medical needs. We are targeting assets that will allow us to further leverage the expertise and infrastructure that we have successfully built at Harmony so we can optimize the benefit of internal synergies. Consistent with this objective, in July 2022, we entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby we obtained exclusive rights to manufacture, develop and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon the agreement of both parties. We have made progress in the development of two new formulations of pitolisant: pitolisant GR and pitolisant HD. Both formulations entered clinical studies in the fourth quarter of 2023. We received data from the pitolisant GR pilot bioequivalence study, which supports further development of pitolisant GR. We are on-track to initiate a pivotal bioequivalence study in the first quarter of 2025, with an anticipated data readout in the third quarter of 2025. Our anticipated PDUFA date for pitolisant GR is in 2026. We received data from the pitolisant HD pilot pharmacokinetics study in June 2024, which also supports advancing this development program toward pivotal trials. The formulation optimization and technical operations work is ongoing, with a goal to initiate a Phase 3 registrational study in narcolepsy and IH in the fourth quarter of 2025. A Phase 1b study was conducted to evaluate the safety and tolerability of pitolisant at repeat doses of up to 180mg and the initial results are consistent with the known safety profile of pitolisant and support advancement of the pitolisant HD development program. Our anticipated PDUFA date for the pitolisant HD narcolepsy and IH programs is in 2028. Non-provisional patents have been filed for both of these formulations, with the potential for patent protection to the mid-2040’s.

In April 2024, we entered into a sublicense agreement with Bioprojet for an orexin-2 receptor agonist (OX2R) (“BP1.15205”) to be evaluated for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, we have obtained the exclusive right to develop, manufacture and commercialize BP1.15205 in the United States and Latin American territories, which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of BP1.15205. We believe the pre-clinical data from BP1.15205 is promising and we plan to file an investigational medicinal product dossier (“IMPD”) with the EMA in mid-2025 and begin first-in-human studies in the second half of 2025.

In August 2021, we acquired HBS-102, a Melanin-concentrating hormone receptor type 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. We acquired full development and commercialization rights for HBS-102 globally, but we have provided an indication-limited grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. We conducted a preclinical PoC study to assess the effect of HBS-102 on hyperphagia, weight gain and other metabolic parameters in a mouse model of PWS. The final report was received during the third quarter of 2024 and the results are consistent with the expected results. In addition, a 13-week toxicology study has been completed, and we believe the preliminary results are encouraging.

Neurobehavioral Franchise

In October 2023, we completed the acquisition of Zynerba Pharmaceuticals, Inc. (“Zynerba”), a clinical-stage pharmaceutical company focused on innovative pharmaceutically manufactured transdermal cannabidiol therapies for orphan neurobehavioral disorders. Zynerba’s drug candidate is ZYN-002, a pharmaceutically manufactured 100% synthetic, patent protected permeation enhanced cannabidiol gel for transdermal delivery. Transdermal delivery is thought to provide better gastrointestinal tolerability and minimize the potential for drug interactions or impacts on liver function tests by avoiding first-pass metabolism in the liver. The most common adverse effect observed in clinical studies has been application site pain, which has occurred in less than 7% of patients. ZYN-002 is currently in a Phase 3 registrational trial, the RECONNECT study, for the treatment of Fragile X Syndrome (“FXS”). We believe the total addressable market for ZYN-002 among patients with FXS is approximately 25,000 people based on an estimated current FXS prevalence of up to 87,000 cases and up to 40,000 diagnosed FXS cases. Topline data from our ZYN-002 Phase 3 registrational trial is anticipated in the third quarter of 2025. ZYN-002 has patent protection for the treatment of FXS until 2038. Based on the positive proof-of-concept (“PoC”) study data obtained by Zynerba in 22q deletion syndrome, another rare disorder with prominent neurobehavioral symptoms, we plan to initiate a Phase 3 registrational study in 2025 in 22q deletion syndrome.

Rare Epilepsy Franchise

In April 2024, we acquired all of the outstanding capital stock of Epygenix Therapeutics, Inc. (“Epygenix”), pursuant to the terms of a stock purchase agreement (the “Epygenix Agreement”). As a result, we now have an exclusive license relating to the use of clemizole (“EPX-100”) for the treatment of Dravet Syndrome (“DS”), Lennox-Gastaut Syndrome (“LGS”) and other developmental and epileptic encephalopathies (“DEEs”). Patients with both conditions often encounter severe refractory epilepsy and extreme co-morbidities or mortality without effective treatments, even with polypharmacy. As such, there is a recognized need for improved treatment options for both conditions. We believe the total addressable market for EPX-100 among patients with DS is approximately 5,000 people based on an estimated current DS prevalence of approximately 8,600 cases and approximately 7,000 diagnosed DS cases. We believe the total addressable market for EPX-100 among patients with LGS is approximately 35,000 people based on an estimated current LGS prevalence of approximately 48,000 cases and 44,000 diagnosed LGS cases. EPX-100 has been granted orphan drug designation by the FDA for treatment of both DS and LGS. EPX-100 is currently in a Phase 3 registrational clinical trial for DS and we initiated a Phase 3 registrational clinical trial in patients with LGS in the fourth quarter of 2024.

Additionally, we are currently developing EPX-200, a selective 5HT-2C agonist for DEEs (“EPX-200”), another asset acquired pursuant to the terms of the Epygenix Agreement. EPX-200 is currently in the pre-IND phase.

Our operations are conducted by our wholly owned subsidiaries, Harmony Biosciences, LLC and Harmony Biosciences Management, Inc., formerly known as Zynerba prior to July 1, 2024.

Commercial Performance Metrics

As of December 31, 2024, we continued to see growth in the number of unique healthcare professional (“HCP”) prescribers of WAKIX since it became available in November 2019. There are approximately 9,000 HCPs who treat patients living with narcolepsy, with approximately 4,000 enrolled in oxybate risk-evaluation and mitigation strategies. The average number of patients on WAKIX for the year ended December 31, 2024, was approximately 7,100. Additionally, as of December 31, 2024, we have secured formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States.

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

The shelf life of WAKIX is four years from the date of manufacture, with the earliest expiration of current inventory expected to be October 2025. We regularly review our inventory levels and expect write-offs from time to time. We will continue to assess inventory levels in future periods as demand for WAKIX and the rate of inventory turnover evolves. We currently have adequate supply of WAKIX to cover demand into the first quarter of 2027, with additional API on-hand inventory to support at least 24 months beyond this time frame.

Research and Development Expenses

Research and development expenses primarily include development programs for potential new indications for pitolisant in patients with IH, PWS, and DM1 and the development of our product candidates ZYN002, EPX100, Pitolisant GR, Pitolisant HD, BP1.15205 and HBS-102. We also incur research and development expenses related to our team of Medical Science Liaisons (“MSLs”) who interact with key opinion leaders, with a focus on the science, the role of histamine in sleep-wake state stability and the novel mechanism of action of pitolisant. In addition, our MSLs support our market access team with the presentation of clinical data to payors upon request and our clinical development team to identify potential clinical trial sites. Research and development costs are expensed as incurred. We have significantly increased our research and development efforts as we advance our clinical programs and add product candidates to expand our pipeline. Research and development expenses also include:

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

Product candidates in later stages of clinical development generally have higher development costs in the current period than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, milestone payments, and the cost of submitting an NDA to the FDA (and/or other regulatory authorities). We expect our research and development expenses to be significant as we advance our current clinical development programs and prepare to seek regulatory approval for additional indications for pitolisant, complete the Phase 3 clinical trials for ZYN002 and EPX100 and advance the development of Pitolisant GR, Pitolisant HD, BP1.15205 and HBS-102 toward new indications.

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

Sales and Marketing Expenses

Our sales and marketing expenses primarily relate to the market development and commercialization activities of WAKIX for the treatment of EDS and cataplexy in adult patients with narcolepsy and for EDS in children six years and older with narcolepsy. Market development and commercial activities account for a significant portion of our operating expenses and are expensed as incurred. We expect our sales and marketing expenses to increase in the near- and mid-term to support WAKIX’s indications for the treatment of EDS or cataplexy in adult patients with narcolepsy, the treatment of EDS in pediatric patients 6 years of age and older with narcolepsy and to expand our portfolio with the anticipated growth from potential additional indications.

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

Paragon Agreement

We are party to a right-of-use agreement with Paragon Biosciences, LLC (“Paragon”) whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. For the year ended December 31, 2024, we paid fees of $0.3 million pursuant to this agreement.

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

Results of Operations

The following table sets forth selected items in our consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2024	2023

	(In thousands)
Net product revenue	$714,734	$582,022
Cost of product sales	156,815	121,236
Gross profit	557,919	460,786
Operating expenses:
Research and development	145,825	76,063
Sales and marketing	110,916	97,404
General and administrative	110,352	95,289
Total operating expenses	367,093	268,756
Operating income	190,826	192,030

Loss on debt extinguishment	—	(9,766)
Other (expense) income, net	(68)	159
Interest expense	(17,496)	(23,757)
Interest income	18,542	14,730
Net income before provision for income taxes	191,804	173,396
Income tax expense	(46,311)	(44,543)
Net income	$145,493	$128,853

Net Product Revenue

Net product revenue increased by $132.7 million, or 22.8%, for the year ended December 31, 2024, compared to the same period in 2023. The increase was primarily due to a 17.4% increase in units shipped, and the impact of a 7% price increase partially offset by higher rebates of approximately 3%. The price increase occurred in January 2024.

Cost of Product Sales

Cost of product sales increased by $35.6 million, or 29.3%, for the year ended December 31, 2024, compared to the same period in 2023. Cost of product sales as a percentage of net product revenue was 21.9% for the year ended December 31, 2024, compared to 20.8% for the year ended December 31, 2023. The increase in cost of product sales and cost of sales as a percentage of net revenue was due to triggering a higher royalty tier under the 2017 LCA earlier in 2024 compared to 2023.

Research and Development Expenses

The following table is a summary of our research and development expenses:

	Year Ended December 31,
	2024	2023	Change

	(in thousands)
Pitolisant	$32,139	$34,982	$(2,843)
ZYN002	19,594	2,927	16,667
EPX100	5,613	-	5,613
IPR&D	43,595	3,010	40,585
Personnel expenses	25,068	19,789	5,279
Stock-based compensation	6,682	3,962	2,720
Other research and development	13,134	11,393	1,741
Total	$145,825	$76,063	$69,762

Research and development expenses increased by $69.8 million, or 91.7%, for the year ended December 31, 2024, compared to the same period in 2023. The increase was primarily driven by $43.6 million in IPR&D charges related to the Bioprojet Sublicense Agreement, the acquisition of Epygenix and a preclinical milestone achieved for HBS-102, a combined $22.3 million increase in research and development expenses for the recently acquired product candidates, ZYN002 and EPX100, a $5.3 million increase in personnel costs associated with higher headcount, a $2.7 million increase in stock compensation associated with new awards, and a $1.7 million increase in other research and development, primarily due to preclinical work related to BP1.1520, partially offset by a $2.8 million decrease in clinical development associated with pitolisant, driven by a decrease for the IH indication, a $2.3 million IPR&D charge related to the acquisition of Zynerba for the year ended December 31, 2023, and a $0.8 million IPR&D charge related to preclinical milestones achieved for HBS-102 during the year ended December 31, 2023.

Sales and Marketing Expenses

Sales and marketing expenses increased by $13.5 million, or 13.9%, for the year ended December 31, 2024, compared to the same period in 2023. The increase was primarily due to a $10.0 million increase in patient engagement and marketing activities, a $2.3 million increase in stock compensation associated with new awards, and a $1.2 million increase in personnel costs. The increase in patient engagement and marketing activities was driven by our continued growth of WAKIX and the increase in personnel costs was related to increased headcount.

General and Administrative Expenses

General and administrative expenses increased by $15.1 million, or 15.8%, for the year ended December 31, 2024, compared to the same period in 2023. The increase was primarily due to an $10.9 million increase in legal and professional fees, primarily associated with patent lawsuits, and a $6.5 million increase in stock compensation associated with new awards, partially offset by a $2.0 million decrease in insurance and a $1.0 million decrease in personnel costs driven by the severance charge associated with the acquisition of Zynerba for the year ended December 31, 2023.

Loss on Debt Extinguishment

There was no loss on debt extinguishment for the year ended December 31, 2024. Loss on debt extinguishment was $9.8 million for the year ended December 31, 2023.

Interest Expense

Interest expense decreased by $6.3 million, or 26.4%, for the year ended December 31, 2024, compared to the same period in 2023. The decrease was primarily due to lower interest rates as a result of refinancing into the TLA Credit Agreement (defined below).

Interest Income

Interest income increased by $3.8 million, or 25.9%, for the year ended December 31, 2024, compared to the same period in 2023. The increase was primarily a result of having higher invested balances, and higher investment yields on those balances, compared to the prior year.

Income Taxes

Income tax expense was $46.3 million, representing a 24.1% effective tax rate, for the year ended December 31, 2024, compared to income tax expense of $44.5 million for the year ended December 31, 2023, representing a 25.7% effective tax rate. The decrease in our effective tax rate for the year ended December 31, 2024 was primarily due to an increase in research and development and orphan drug credits, partially offset by an increase in nondeductible IPR&D expenses in the current year. The effective tax rate of 24.1% for the year ended December 31, 2024, included 21.0% for the provision of federal income taxes and 6.4% for the provision of state income taxes, partially offset by a 4.7% benefit from research and development and orphan drug credits, partially offset by 1.8% related to nondeductible IPR&D expenses.

Liquidity, Sources of Funding and Capital Resources

Overview

As of December 31, 2024, we had cash, cash equivalents, and investments of $576.1 million and retained earnings of $2.2 million. As of December 31, 2024, we had outstanding debt of $181.3 million.

The consolidated financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We believe that our existing cash, cash equivalents and investments on hand as of December 31, 2024, will enable us to meet our operational liquidity needs and fund our potential investing activities for the next 12 months. We have based our liquidity and cash flow projections on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect.

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

The TLA Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. We were in compliance with all covenants as of December 31, 2024.

Blackstone Credit Agreement

In August 2021, we entered into the Blackstone Credit Agreement which provided for (i) a senior secured term loan facility in an aggregate original principal amount of $200.0 million (the “Initial Term Loan”) and (ii) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100.0 million (the “DDTL”). The DDTL was initially available to draw down through August 9, 2022. In August 2022, we entered into an agreement to extend the expiration date of the DDTL to August 9, 2023, for which we would pay a ticking fee at a rate of 1% per annum on the undrawn portion of the DDTL (the “Ticking Fee”), commencing August 10, 2022.

Net cash received from the Initial Term Loan was $191.8 million, net of debt issuance costs of $8.2 million. In addition, we paid $1.0 million in debt issuance costs relating to the DDTL, which was initially recorded in other current assets within the consolidated balance sheet for the year ended December 31, 2021.

In connection with the TLA Credit Agreement, we extinguished the Blackstone Credit Agreement, which required a payoff amount of $207.3 million consisting of principal repayment, interest, exit fees, payment of the Ticking Fee and a prepayment premium. We recognized a loss on extinguishment of debt of $9.8 million relating to the Blackstone Credit Agreement within our consolidated statement of operations and comprehensive income for the year ended December 31,

2023. In addition, we recognized $2.0 million relating to unamortized debt issuance costs relating to the DDTL and the Ticking Fee, which was recorded in interest expense within the consolidated statement of operations and comprehensive income for the year ended December 31, 2023.

Share Repurchases

In August 2023, our Board of Directors approved a program (the “August 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $125.0 million, excluding commissions and transaction fees. The repurchase program may be suspended, terminated or modified at any time for any reason. During the year ended December 31, 2023, we repurchased and retired 1,439,792 shares of common stock at an aggregate cost of approximately $50.0 million, excluding commissions and transaction fees, under the August 2023 Repurchase Program.

In October 2023, our Board of Directors terminated the August 2023 Repurchase Program and approved a share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200.0 million, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the year ended December 31, 2024, no shares of common stock were repurchased and cancelled by the Company under the October 2023 Repurchase Program. As of December 31, 2024, the remaining amount of common stock authorized for repurchases was $150.0 million.

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

ConSynance Agreement

In August 2021, we entered into an asset purchase agreement with ConSynance Therapeutics, Inc. (the “APA”) to acquire HBS-102, a potential first-in-class molecule with a novel mechanism of action. Under the terms of the APA, we acquired full development and commercialization rights globally, with the exception of Greater China, for $3.5 million. In March 2023, we achieved a preclinical milestone, which triggered a $0.8 million payment under the provisions of the APA, which we recognized as an IPR&D charge recorded in research and development within the consolidated statement of operations and comprehensive income for the year ended December 31, 2023. In September 2024, we achieved a milestone for preclinical proof-of concept, which triggered a $1.0 million payment under the provisions of the APA, which we recognized as an IPR&D charge recorded in research and development within the consolidated statement of operations and comprehensive income for the year ended December 31, 2024. There are additional payments due upon the achievement of certain milestones, including $19.0 million for development milestones, $44.0 million for regulatory milestones and $110.0 million for sales milestones.

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

Recent Milestone Payments

In September 2024, we achieved a preclinical milestone, which triggered a $1.0 million payment under the provisions of the APA, which was paid in October 2024.

In March 2023, we made a final $40.0 million milestone payment to Bioprojet upon WAKIX attaining $500.0 million in life-to-date aggregate net sales in the United States.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
	2024	2023

Selected cash flow data	(In thousands)
Cash provided by (used in):
Operating activities	$219,821	$219,387
Investing activities	(67,484)	(46,439)
Financing activities	(10,996)	(105,552)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2024, primarily consisted of net income of $143.8 million adjusted for non-cash items of $43.6 million related to acquired IPR&D, $42.7 million related to stock-based compensation expense, and $24.1 million related to intangible amortization and depreciation, offset by $29.3 million related to deferred tax assets. Net working capital excluding cash increased by $7.3 million, primarily driven by increases in accounts receivable due to higher net product revenue in the current period and decreases in accounts payable due to the timing of payments.

Net cash provided by operating activities for the year ended December 31, 2023, consisted of our net income of $128.9 million adjusted for non-cash items of $24.4 million related to intangible amortization and depreciation and $31.2 million related to stock-based compensation expense. Net working capital excluding cash decreased by $35.0 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024, was $67.5 million, which was primarily attributable to $105.3 million in purchases of debt securities, a $25.5 million license fee paid to Bioprojet, a $1.0 million milestone payment related to HBS-102, $33.1 million net cash consideration paid for the acquisition of Epygenix and $1.2 million in purchases of property and equipment, partially offset by $98.5 million from maturities of investments.

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

Financing Activities

Net cash used in financing activities for the year ended December 31, 2024, was $11.0 million, which primarily consisted of $15.0 million in principal payments associated with the TLA Credit Agreement, partially offset by $6.5 million in proceeds from the exercise of stock options, and $2.5 million of employee withholding tax payments related to stock-based awards.

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

We define our critical accounting policies as those under GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the year covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed, except as disclosed in Note 3 to the consolidated financial statements contained herein.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements included herein under “Part II—Item 8. Financial Statements and Supplementary Data.” for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. We invest a portion of our cash in investment-grade, interest-bearing securities. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize total return. In order to achieve these objectives, we invest in money market funds, U.S. government and agency securities, corporate bonds and commercial paper in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A-2/P-2/F2 from at least two National Recognized Statistical Rating Organizations. We do not have any direct investments in asset-backed securities, collateralized debt or loan obligations, or structured investment vehicles. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Based on our $426.6 million of investments in money market funds, U.S. treasury notes, corporate bonds and municipal obligations as of December 31, 2024, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of December 31, 2024, we had $181.3 million in borrowings outstanding. The Term Loans bear interest at a per annum rate equal to, at our option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on our senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on our senior secured net leverage ratio. Based on the $181.3 million of principal outstanding as of December 31, 2024, an immediate 10% change in the SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Australia. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the years ended December 31, 2024, and 2023.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Harmony Biosciences Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Harmony Biosciences Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits.

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

Rebate Accrual for Medicaid – Refer to “Note 3- Net Product Revenue” to the financial statements

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

The rebate provision and related liability related to the Medicaid Drug Rebate Program (the “Medicaid rebate accrual”) involves the use of significant assumptions and judgments in the Company’s calculation. These significant assumptions and judgments include historical claims experience, payer channel mix, current contract prices, unbilled claims, claims submission time lags, and inventory levels in the distribution channel.

Given the complexity involved in determining the significant assumptions used in calculating the Medicaid rebate accrual, auditing these estimates involved especially subjective judgment.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Medicaid rebate accrual included the following, among others:

●	We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to calculate the Medicaid rebate accrual.
●	We tested the effectiveness of internal controls over the review of the Company’s estimation model, including underlying assumptions and key inputs into the Company’s process to calculate the Medicaid rebate accrual.
●	We tested the mathematical accuracy of the Medicaid rebate accrual.
●	We tested significant assumptions and key inputs used to calculate the Medicaid rebate accrual.
●	We evaluated the Company’s ability to estimate the Medicaid rebate accrual accurately by comparing the actual amounts incurred for the Medicaid rebate accrual to historical estimates.
●	We tested the overall reasonableness of the Medicaid rebate accrual recorded at period end by developing an expectation for comparison to actual recorded balances.

/s/ Deloitte & Touche LLP

Philadelphia, PA

February 25, 2025

We have served as the Company’s auditor since 2017.

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$453,001	$311,660
Investments, short-term	14,185	41,800
Trade receivables, net	83,033	74,140
Inventory, net	7,198	5,363
Prepaid expenses	13,714	12,570
Other current assets	8,121	5,537
Total current assets	579,252	451,070
NONCURRENT ASSETS:
Property and equipment, net	1,257	371
Restricted cash	270	270
Investments, long-term	108,874	72,169
Intangible assets, net	113,263	137,108
Deferred tax asset	190,398	144,162
Other noncurrent assets	5,886	6,298
Total noncurrent assets	419,948	360,378
TOTAL ASSETS	$999,200	$811,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$13,744	$17,730
Accrued compensation	18,776	23,747
Accrued expenses	120,640	99,494
Current portion of long-term debt	16,250	15,000
Other current liabilities	5,672	7,810
Total current liabilities	175,082	163,781
NONCURRENT LIABILITIES:
Long-term debt, net	163,016	178,566
Other noncurrent liabilities	1,947	2,109
Total noncurrent liabilities	164,963	180,675
TOTAL LIABILITIES	340,045	344,456
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock—$0.00001 par value; 500,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 57,144,887 and 56,769,081 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1	1
Additional paid in capital	656,872	610,266
Accumulated other comprehensive (loss) income	66	2
Retained earnings (accumulated deficit)	2,216	(143,277)
TOTAL STOCKHOLDERS’ EQUITY	659,155	466,992
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$999,200	$811,448

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Net product revenue	$714,734	$582,022	$437,855
Cost of product sold	156,815	121,236	83,481
Gross profit	557,919	460,786	354,374
Operating expenses:
Research and development	145,825	76,063	70,886
Sales and marketing	110,916	97,404	79,285
General and administrative	110,352	95,289	84,017
Total operating expenses	367,093	268,756	234,188
Operating income	190,826	192,030	120,186
Loss on debt extinguishment	—	(9,766)	—
Other (expense) income, net	(68)	159	169
Interest expense	(17,496)	(23,757)	(18,795)
Interest income	18,542	14,730	3,126
Income before income taxes	191,804	173,396	104,686
Income tax expense	(46,311)	(44,543)	76,782
Net income	$145,493	$128,853	$181,468
Unrealized (loss) income on investments	64	153	(151)
Comprehensive income	$145,557	$129,006	$181,317
EARNINGS PER SHARE:
Basic	$2.56	$2.17	$3.07
Diluted	$2.51	$2.13	$2.97
Weighted average number of shares of common stock - basic	56,885,455	59,469,648	59,173,121
Weighted average number of shares of common stock - diluted	57,869,915	60,372,397	61,097,045

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

				Accumulated	Retained	Total
			Additional	other	earnings	stockholders’
	Common Stock		paid-in	comprehensive	(accumulated	equity
	Shares (1)	Amount	capital	income (loss)	deficit)	(deficit)
Balance as of December 31, 2021	58,825,769	1	640,104	—	(453,598)	186,507
Net income	—	—	—	—	181,468	181,468
Unrealized loss on investments	—	—	—	(151)	—	(151)
Issuance of common stock	8,050	—	408	—	—	408
Exercise of options	781,912	—	8,433	—	—	8,433
Stock-based compensation	—	—	26,173	—	—	26,173
Balance as of December 31, 2022	59,615,731	$1	$675,118	$(151)	$(272,130)	$402,838
Net income	—	—	—	—	128,853	128,853
Unrealized gain on investments	—	—	—	153	—	153
Repurchase of common stock	(3,254,445)	—	(101,097)	—	—	(101,097)
Exercise of options and vesting of restricted stock units (2)	407,795	—	4,540	—	—	4,540
Stock-based compensation	—	—	31,705	—	—	31,705
Balance as of December 31, 2023	56,769,081	$1	$610,266	$2	$(143,277)	$466,992
Net income	—	—	—	—	145,493	145,493
Unrealized gain on investments	—	—	—	64	—	64
Repurchase of common stock	—	—	—	—	—	—
Exercise of options and vesting of restricted stock units (2)	375,806	—	4,004	—	—	4,004
Stock-based compensation	—	—	42,602	—	—	42,602
Balance as of December 31, 2024	57,144,887	$1	$656,872	$66	$2,216	$659,155

(1)	Common stock of Harmony Biosciences Holdings, Inc.
(2)	Inclusive of fees and 1% excise tax on shares repurchased.

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,493	$128,853	$181,468
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	267	514	419
Intangible amortization	23,845	23,845	22,966
Acquired in-process research & development (IPR&D) expense	43,595	2,260	—
Stock-based and employee stock purchase compensation expense	42,602	31,705	26,173
Stock appreciation rights market adjustment	99	(499)	732
Debt issuance costs amortization	700	2,274	1,663
Deferred taxes	(29,298)	(13,419)	(85,943)
Amortization of premiums and accretion of discounts on Investment securities	(2,261)	(2,715)	(432)
Loss on debt extinguishment	—	9,766	—
Other non-cash expenses	2,100	1,768	1,526
Change in operating assets and liabilities:
Trade receivables	(8,893)	(19,400)	(19,897)
Inventory	(1,835)	(1,066)	135
Prepaid expenses and other assets	(3,008)	74	(7,548)
Trade payables	(5,384)	8,949	2,785
Other liabilities	11,799	46,478	20,419
Net cash provided by operating activities	219,821	219,387	144,466
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(105,289)	(127,469)	(110,729)
Proceeds from maturities and sales of investment securities	98,527	118,309	9,069
Purchase of property and equipment	(1,153)	(312)	(172)
Acquisition of Zynerba Pharmaceuticals, Inc., net of cash acquired	—	(36,967)	—
Acquisition of Epygenix Therapeutics, Inc., net of cash acquired	(33,069)	—	—
Payment of license fee and milestone	(26,500)	—	(40,000)
Net cash used in investing activities	(67,484)	(46,439)	(141,832)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	200,000	—
Debt issuance costs	—	(2,997)	—
Extinguishment of debt	—	(196,500)	—
Extinguishment of debt exit fees	—	(5,846)	—
Principal repayment of long-term debt	(15,000)	(4,750)	(2,000)
Repurchase of common stock	—	(100,000)	—
Payments of employee withholding taxes related to stock-based awards	(2,497)	(514)	—
Proceeds from exercised options	6,501	5,055	8,841
Net cash (used in) provided by financing activities	(10,996)	(105,552)	6,841
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	141,341	67,396	9,475
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	311,930	244,534	235,059
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$453,271	$311,930	244,534
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$17,317	$20,051	$16,364
Cash paid during the year for taxes	79,635	48,233	12,645

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

2. LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had retained earnings and an accumulated deficit of $2,216 and $143,277, as of December 31, 2024, and 2023, respectively. As of December 31, 2024, the Company had cash, cash equivalents and investments of $576,060.

The Company believes that its existing cash, cash equivalents and investments on hand as of December 31, 2024, as well as additional cash generated from operating and financing activities will meet its operational liquidity needs and fund potential investing activities for the next twelve months from the date of issuance of these consolidated financial statements.

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

Operating Segments

The Company holds all its tangible assets, conducts its operations, and generates its revenue in the U.S. Operating segments which are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined it operates in a single operating segment and, therefore, has one reportable segment.

Fair Value of Financial Instruments

The Company’s consolidated financial statements include cash, cash equivalents, accounts payable, and accrued liabilities, all of which are short term in nature and, accordingly, approximate fair value. Additionally, prior to the initial public offering (the “IPO”), the Company’s consolidated financial statements included a warrant liability that was carried at fair value and was re-measured at each balance sheet date until it would be exercised or expired. In connection with the IPO, the Warrants were re-evaluated under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, and reclassified to equity. See Note 16 for a further discussion of the warrants.

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

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of December 31, 2024, or December 31, 2023.

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

	As of
	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$453,001	$311,660
Restricted cash	270	270
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$453,271	$311,930

Restricted cash includes amounts required to be held as a security deposit in the form of letters of credit for the Company’s credit card program and the fleet program.

Investments

The Company’s investments consist of debt securities that are classified as available-for-sale. Short-term and long-term investments are carried at fair value and unrealized gains and losses are recorded as a component of accumulated comprehensive income in stockholders’ equity. The amortization of premiums and accretion of discounts adjust the carrying value of investments and are recorded in interest expense on the consolidated statements of operations and comprehensive income. Interest income and realized gains and losses, if any, are also recorded in interest income on the consolidated statement of operations and comprehensive income. Realized gains and losses that result from the sale of investments are determined on a specific identification basis.

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

The Company is subject to credit risk from its trade receivables related to its product sales. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. The Company monitors its exposure within accounts receivable and would record a reserve against uncollectible accounts receivable if necessary. As of December 31, 2024, three customers accounted for 100% of gross accounts receivable, Caremark LLC (“CVS Caremark”), which accounted for 39% of gross accounts receivable; PANTHERx Specialty Pharmacy LLC (“PANTHERx”), which accounted for 31% of gross accounts receivable; and Accredo Health Group, Inc. (“Accredo), which accounted for 30% of gross accounts receivable. As of December 31, 2023, three customers accounted for 100% of gross accounts receivable; Accredo, which accounted for 39% of gross accounts receivable, CVS Caremark, which accounted for 32% of gross accounts receivable and PANTHERx, which accounted for 29% of gross accounts receivable.

For the year ended December 31, 2024, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 39% of gross product revenue; Accredo accounted for 34% of gross product revenue; and PANTHERx accounted for 27% of gross product revenue. For the year ended December 31, 2023, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 37% of gross product revenue; Accredo accounted for 32% of gross product revenue; and PANTHERx accounted for 31% of gross product revenue. For the year ended December 31, 2022, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for

42% of gross product revenue; PANTHERx accounted for 29% of gross products revenue; and Accredo accounted for 29% of gross product revenue.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and ten years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. The Company’s leasehold improvements primarily relate to its corporate headquarters in Plymouth Meeting, PA, and have been fully depreciated as of December 31, 2024. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations and comprehensive income (loss) in the period realized.

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

Net Product Revenue

We recognize revenue from sales of WAKIX when the customer obtains control of the product which occurs at a point in time, typically upon delivery. Product revenue is recorded at the product’s list price, net of applicable reserves for variable consideration that are offered within contracts between us and our customers, payors, and other indirect customers relating to the sale of WAKIX. Components of variable consideration include government (as detailed below) and commercial contracts, commercial co-payment assistance program, and distribution service fees. These deductions are based on the amounts earned, or to be claimed on the related sales, and are classified as a current liability or reduction of receivables in our consolidated balance sheet.

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

Advertising Expenses

We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $27,556, $21,544 and $22,428 for the years ended December 31, 2024, 2023 and 2022, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in operating results using a fair value measurement method, in accordance with FASB ASC 718, Compensation-Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The vesting periods have a time-based provision consisting of one to five years and expire no more than 10 years after the date of grant. Upon a change of control, certain unvested awards will immediately vest. The Company determines the fair value of stock-based awards on their grant date using the Black-Scholes option-pricing model, which uses both historical and current market data to estimate fair value. The method incorporates various assumptions, such as the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. The Company recognizes forfeitures as they occur.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. At December 31, 2024 and 2023, the Company did not have any unrecognized uncertain tax positions. The Company’s policy is to include any interest and penalties as a component of income tax expense.

Business Combinations

Business combinations and asset acquisitions are accounted for in accordance with FASB ASC 805 Business Combinations. Refer to Note 4, Acquisitions, for a more detailed discussion of the Company’s acquisition of Zynerba and Epygenix.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses and requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. This ASU was effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. ASU 2023-07 was required to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance in the fourth quarter of 2024. This pronouncement addresses disclosures only and had no impact on its consolidated financial results.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption, as well as a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires disclosure of the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The guidance may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statements.

4. ACQUISITION

Acquisition of Zynerba

In October 2023, the Company completed a tender offer to purchase the outstanding common stock of Zynerba (“Zynerba Common Stock”) for (i) $1.1059 per share of Zynerba Common Stock (the “Common Cash Amount”), plus (ii) one contingent value right (each, a “CVR”) per share of Zynerba Common Stock (the “Common CVR Amount”), which represents the right to receive up to approximately $2.5444 per share of Zynerba Common Stock, subject to the achievement of certain clinical, regulatory and sales-based milestones. The Common CVR Amounts are to be paid in cash, subject to any applicable withholding of taxes and without interest. The aggregate amount of consideration to acquire Zynerba Common Stock was $60,000, excluding transaction-related fees of $2,645 and was paid by the Company using cash on hand.

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

The Zynerba Acquisition was accounted for as an asset acquisition under ASC Topic 805, Business Combinations, because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable IPR&D asset, ZYN002, Zynerba’s lead asset. ZYN002 is the first and only pharmaceutically manufactured, synthetic cannabidiol, devoid of THC, formulated as a patent-protected permeation-enhanced gel for transdermal delivery through the skin and into the circulatory system and is currently in Phase III clinical trial for the potential treatment of Fragile X Syndrome. The Company recognized the acquired assets and assumed liabilities based on the consideration paid, including transaction costs, on a relative fair value basis, and after first allocating the preliminary excess of the fair value of net assets acquired over the purchase price consideration to certain qualifying assets, principally, the IPR&D asset. The guidance in ASC Topic 730 Research and Development requires that both tangible and intangible identifiable research and development assets with no alternative future use be allocated a portion of the consideration transferred and recorded as research and development expense at the acquisition date. As a result, the Company recorded a charge of $2,260 related to acquired in-process research and development expense related to the ZYN002 IPR&D asset during the year ended December 31, 2023.

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

The acquisition of Epygenix was accounted for as an asset acquisition under ASC Topic 805, Business Combinations. The Company did not acquire any outputs and there was not an acquired substantive process in place to create outputs. The Company recognized the acquired assets and assumed liabilities based on the consideration paid, including transaction costs, on a relative fair value basis, and after first allocating the preliminary excess of the fair value of net assets acquired over the purchase price consideration to certain qualifying assets, principally, the IPR&D asset. In accordance with the accounting for asset acquisitions, an entity that acquires IPR&D assets in an asset acquisition follows the guidance in ASC Topic 730, Research and Development, which requires that both tangible and intangible identifiable research and development assets with no alternative future use be allocated a portion of the consideration transferred and recorded as research and development expense at the acquisition date. As a result, the Company recorded a charge of $17,095 related to acquired in-process research and development expense during the year ended December 31, 2024.

The following table shows the allocation of the purchase consideration based on the relative fair value of assets acquired and liabilities assumed by the Company, after reducing the excess fair value of the IPR&D asset as described above:

Assets acquired
Acquired in-process research and development	$17,095
Deferred tax asset	18,268
Other assets	590
Total assets acquired	$35,953
Total liabilities assumed	$2,817

Net assets acquired	$33,136

5. INVESTMENTS

The carrying value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$7,670	9	(1)	$7,678
Corporate debt securities	6,495	12	—	6,507
Total short-term investments	$14,165	21	(1)	$14,185

Long-term:
Corporate debt securities	86,700	192	(142)	86,750
U.S. government securities	22,128	11	(15)	22,124
Total long-term investments	$108,828	203	(157)	$108,874

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$23,832	36	(3)	$23,865
Corporate debt securities	15,968	28	—	15,996
U.S. government securities	1,940	—	(1)	1,939
Total short-term investments	$41,740	64	(4)	$41,800

Long-term:
Commercial paper	$744	—	—	$744
Corporate debt securities	42,688	81	(28)	42,741
U.S. government securities	28,795	7	(118)	28,684
Total long-term investments	$72,227	88	(146)	$72,169

The Company classifies investments with an original maturity of less than one year as current and investments with an original maturity date of greater than one year as noncurrent on its consolidated balance sheet. The investments classified as noncurrent have original maturity dates ranging from 1-2 years. The Company did not have any available-for-sale debt security investments in a continuous unrealized loss position of greater than 12 months as of December 31, 2024, and December 31, 2023, respectively.

6. FAIR VALUE MEASUREMENTS

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of December 31, 2024, or December 31, 2023.

The Company’s assets measured at fair value consisted of the following:

	December 31, 2024			December 31, 2023
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$303,545	303,545	—	$244,569	243,685	884
Commercial paper	7,678	—	7,678	24,609	—	24,609
Corporate debt securities	93,257	—	93,257	58,737	—	58,737
U.S. government securities	22,124	—	22,124	30,623	—	30,623
Total	$426,604	303,545	123,059	$358,538	243,685	114,853

7. INVENTORY

Inventory, net consisted of the following:

	As of
	December 31,	December 31,
	2024	2023
Raw materials	$944	$1,060
Work in process	3,489	2,020
Finished goods	2,765	2,283
Total inventory, net	$7,198	$5,363

8. INTANGIBLE ASSETS

In August 2019, the Company received FDA approval of WAKIX® (pitolisant) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 under the provisions of the 2017 LCA (defined below) which the Company capitalized as an intangible asset. The Company determined a useful life of 10 years for the intangible asset, and, as of December 31, 2024, the remaining useful life was 4.8 years.

In October 2020, the Company received FDA approval for the New Drug Application (“NDA”) for WAKIX® for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for the intangible asset, and, as of December 31, 2024, the remaining useful life was 4.8 years.

In February 2022, the Company attained $500,000 in life-to-date aggregate net sales of WAKIX in the United States. This event triggered a final $40,000 payment under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in March of 2022. The Company determined a useful life of 7.6 years for the intangible asset, and, as of December 31, 2024, the remaining useful life was 4.8 years.

Amortization expense was $23,845, $23,845 and $22,966 for the years ended December 31, 2024, 2023 and 2022, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Future annual amortization expense for the unamortized intangible assets is as follows:

Years ending December 31,
2025	$23,845
2026	23,845
2027	23,845
2028	23,845
2029	17,883
Thereafter	—
Total	$113,263

The gross carrying amount and net book value of the intangible asset is as follows:

	As of
	December 31,	December 31,
	2024	2023
Gross Carrying Amount	$215,000	$215,000
Accumulated Amortization	(101,737)	(77,892)
Net Book Value	$113,263	$137,108

9. LICENSE AGREEMENTS AND ASSET PURCHASE AGREEMENTS

Bioprojet Agreements

In July 2017, Harmony entered into a License Agreement (the “2017 LCA”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby Harmony acquired the exclusive right to commercialize the pharmaceutical compound pitolisant for the treatment, and/or prevention, of narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, and Parkinson’s disease as well as any other indications unanimously agreed by the parties in the United States and its territories. A milestone payment of $50,000 was due upon acceptance by the FDA of pitolisant’s NDA, which was achieved in February 2019 and was expensed within research and development for the year ended December 31, 2019. A milestone payment of $77,000, which included a $2,000 fee that is described below, was due upon FDA approval of WAKIX (pitolisant) for treatment of EDS in adult patients with narcolepsy, which was achieved in August 2019. The $2,000 payment and $75,000 milestone payment were paid in August and November 2019, respectively. In addition, a milestone payment of $102,000, which included a $2,000 fee was due upon the FDA approval of the NDA for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. The $2,000 payment was paid in October 2020, and a $100,000 milestone payment was paid in January 2021. A final $40,000 milestone payment was paid to Bioprojet in March 2022 upon WAKIX attaining $500,000 in aggregate net sales in the United States. The 2017 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales, which is payable to Bioprojet on a quarterly basis. The Company incurred $146,978, $111,685 and $77,107 for the years ended December 31, 2024, 2023 and 2022, respectively, for sales-based, trademark and tiered royalties recognized as cost of product sold. As of December 31, 2024, and 2023, the Company had accrued $51,746 and $40,419, respectively, for sales-based, trademark and tiered royalties.

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

In April 2024, the Company announced that it entered into a sublicense agreement with Bioprojet for an orexin-2 receptor agonist (OX2R) (“BP1.15205”) to be evaluated for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, the Company obtained the exclusive right to develop, manufacture and commercialize BP1.15205 in the United States and Latin American territories (the “Licensed Territories”), which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of BP1.15205. BP1.15205 is currently in pre-clinical development with a Clinical Trial Application currently anticipated in mid-2025. Under the Sublicense, the Company paid Bioprojet an upfront license fee of $25,500, which the Company recognized as an IPR&D charge recorded in research and development within the consolidated statements of operations and comprehensive income for the year ended December 31, 2024, and will also be obligated to pay up to $127,500 upon achievement of development and regulatory milestones and up to $240,000 upon achievement of sales-based milestones, as well as royalty rates in the mid-teens on any sales of product using the Licensed Compound in the Licensed Territories.

ConSynance Agreement

In August 2021, the Company entered into an asset purchase agreement with ConSynance Therapeutics, Inc. (the “APA”) to acquire HBS-102 (formerly referred to as “CSTI-100”), a potential first-in-class molecule with a novel mechanism of action. Under the terms of the APA, the Company acquired full development and commercialization rights globally, with the exception of Greater China, for $3,500. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a single identified asset. In March 2023, the Company achieved a preclinical milestone, which triggered a $750 payment under the provisions of the APA, which the Company recognized as an IPR&D charge recorded in research and development within the consolidated statement of operations and comprehensive income for the year ended December 31, 2023. In September 2024, the Company achieved a milestone for preclinical proof-of-concept, which triggered a $1,000 payment under the provisions of the APA, which the Company recognized as an IPR&D charge recorded in research and development within the consolidated statement of operations and comprehensive income for the year ended December 31, 2024. There are additional payments due under the APA upon the achievement of certain milestones including $19,000 for development milestones, $44,000 for regulatory milestones and $110,000 for sales milestones.

10. ACCRUED EXPENSES

Accrued expenses included the following:

	As of
	December 31,	December 31,
	2024	2023
Royalties due to Bioprojet	$51,746	$40,419
Rebates and other sales deductions	50,542	38,842
Interest	2,834	3,354
Sales and marketing	2,166	2,354
Research and development	9,014	9,835
Professional fees, consulting, and other services	3,047	2,195
Other expenses	1,291	2,495
	$120,640	$99,494

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

The net cash received related to the Term Loans as a result of the transactions, less debt issuance costs of $2,997, was $197,003. The debt issuance costs related to the Term Loans will be amortized as additional interest expense over the loan term of the TLA Credit Agreement. The fair value of the Term Loans as of December 31, 2024, was $180,569.

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

Net cash received from the Initial Term Loan was $191,849, net of debt issuance costs of $8,151. In addition, the Company paid $1,000 in debt issuance costs relating to the DDTL, which was initially recorded in other current assets within the consolidated balance sheet for the year ended December 31, 2021.

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

Long-term debt, net consists of the following:

	December 31,	December 31,
	2024	2023
Principal amount	$181,250	$196,250
Unamortized debt discount associated with debt financing costs	(1,984)	(2,684)
Total debt, net	179,266	193,566
Less current portion	(16,250)	(15,000)
Long-term debt, net	$163,016	$178,566

Future minimum payments relating to long-term debt, net as of December 31, 2024, for the periods indicated below consists of the following:

Years ending December 31,
2025	$16,250
2026	20,000
2027	20,000
2028	125,000
2029	—
Thereafter	—
Total	$181,250

Interest expense related to the Company’s long-term debt, net, is included in interest expense in the consolidated statements of operations and comprehensive income (loss) and consists of the following:

	Year Ended
	December 31,
	2024	2023	2022
Interest on principal balance	$16,796	$20,511	$17,132
Amortization of deferred financing costs	700	3,246	1,663
Total term loan interest expense	$17,496	$23,757	$18,795

12. LEASES

In June 2018, the Company entered into an operating lease for approximately fifteen thousand square feet of office space in Plymouth Meeting, PA, which was set to expire in May 2024. The Company subsequently entered into two separate operating leases for additional office space in Plymouth Meeting, PA, which include approximately thirteen thousand square feet and seven thousand square feet of additional office space, respectively, and were extended through June 2025. The terms of the lease payments provide for rental payments on a monthly basis and on a graduated scale. The Company also leases a fleet of automobiles that are used by its sales representatives and are classified as operating leases.

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

The company recorded operating lease costs of $2,099, $1,811 and $1,526 for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, the weighted-average remaining lease term for operating leases was 1.7 years and the weighted-average discount rate for operating leases was 7.71%.

Supplemental balance sheet information related to operating leases was as follows:

Leases	Classification	December 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	Other noncurrent assets	$2,122	$2,344
Liabilities
Operating lease liability, current portion	Other current liabilities	$1,318	$1,437
Operating lease liability, long-term	Other long-term liabilities	822	1,082
Total operating lease liabilities		$2,140	$2,519

Supplemental cash flow information related to operating leases was as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Operating cash flows from operating leases	$2,156	$2,016	$1,716
Right of use assets obtained in exchange for operating lease obligations	$1,877	$2,163	$485

Future payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2024, consisted of the following:

Years ending December 31,
2025	$1,420
2026	689
2027	169
2028	—
2029	—
Thereafter	—
Total lease payments	2,278
Less: imputed interest	(138)
Total lease liabilities	$2,140

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to claims and suits arising in the ordinary course of business. The Company accrues such liabilities when they are known, if they are deemed probable and can be reasonably estimated. Accruals may be adjusted from time to time, as appropriate, in light of new information. The amount of loss incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued. Any expenses, fines, fees, penalties, judgments or settlements that might be incurred by the Company in connection with proceedings could have a material adverse effect on the Company’s results of operations and financial condition. As of December 31, 2024, there were no material claims or lawsuits outstanding other than the ANDA litigation discussed below.

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

On August 7, 2024, the Company and Bioprojet received further notice from AET pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Second AET Notice Letter”) that AET has submitted the AET ANDA to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ‘947 patent and the ‘197 patent. The Second AET Notice Letter asserts that its generic product will not infringe the ’947 patent and the ‘197 patent and/or that the ’947 patent and the ‘197 patent are invalid or unenforceable. On August 13, 2024, we, Bioprojet and

Bioprojet Pharma filed a complaint in the United States District Court for the District of Delaware for patent infringement of the ’947 patent and the ‘197 patent against AET.

On October 31, 2024, the Company reached an agreement with Novugen Pharma to resolve the dispute over Novugen’s ANDA for a generic pitolisant hydrochloride product. Under the terms of the settlement agreement, the litigation between the parties in the United States District Court for the District of Delaware was ended on November 4, 2024, and Novugen will have a license to sell its generic product beginning January 2030, or earlier under certain circumstances.

On December 12, 2024, the Company and Bioprojet received further notice from Lupin pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Second Lupin Notice Letter”) that Lupin has submitted the Lupin ANDA to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ‘947 patent and the ‘197 patent. The Second Lupin Notice Letter asserts that its generic product will not infringe the ’947 patent and the ‘197 patent and/or that the ’947 patent and the ‘197 patent are invalid or unenforceable. On January 24, 2025, we, Bioprojet and Bioprojet Pharma filed a complaint in the United States District Court for the District of Delaware for patent infringement of the ’947 patent and the ‘197 patent against Lupin.

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

In October 2023, the Company’s Board of Directors terminated the August 2023 Repurchase Program and any remaining amount authorized for the repurchase of shares and simultaneously approved a new share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200,000, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the year ended December 31, 2024, the Company repurchased and retired no shares of common stock. During the year ended December 31, 2023, the Company repurchases and retired 1,814,653 shares of common stock at an aggregate cost of $50,000 under the October 2023 Repurchase Program, excluding commissions and transaction fees. As of December 31, 2024, the remaining amount of common stock authorized for repurchase was $150,000.

15. STOCK INCENTIVE PLAN AND STOCK-BASED COMPENSATION

2020 Stock Incentive Plan

In August 2020, the Company adopted, and its stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”), in order to facilitate the grant of cash and equity incentives to directors, employees (including the Company’s named executive officers) and consultants of the Company and its subsidiaries. The 2020 Plan provides for the grant of stock options, including incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, dividend equivalents, restricted stock units (“RSUs”) and other stock or cash-based awards.

Stock options and stock appreciation rights under the 2020 Plan have a 10-year contractual term and vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). RSUs vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). As of December 31, 2024, there were 6,888,336 shares of common stock available for issuance under the 2020 Plan. The number of shares that may be issued under the 2020 Plan will automatically increase on January 1 of each year in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors.

2017 Stock Incentive Plan

In August 2017, the Company adopted an equity incentive plan (the “2017 Plan”). Under the 2017 Plan, directors, officers, employees, consultants, and advisors of the Company can be paid incentive compensation measured by the value of the Company’s common shares through grants of stock options, SARs, or restricted stock. Following the adoption of the 2020 Plan, no further grants have been, or will be, made under the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of outstanding awards granted under it.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2024:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value ($000's)
Awards outstanding—December 31, 2023	6,316,422	$32.47	7.17
Awards issued	1,309,046	$30.71
Awards exercised	(281,393)	$21.02
Awards forfeited	(186,840)	$37.11
Awards outstanding—December 31, 2024	7,157,235	$32.48	6.72	$43,754
Awards exercisable—December 31, 2024	4,420,457	$31.52	5.92	$32,958
Awards unvested—December 31, 2024	2,736,778	$34.02	8.01	$10,797

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2024, was $20.68. The total intrinsic value of stock options exercised for the year ended December 31, 2024, was $4,328.

Stock Appreciation Rights

The following table summarizes SARs activity for the year ended December 31, 2024:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value ($000's)
Awards outstanding—December 31, 2023	43,208	$9.38	5.32
Awards issued	—	$—
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—December 31, 2024	43,208	$9.38	4.32	$741,809
Awards exercisable—December 31, 2024	41,382	$9.19	4.27	$722,722

Restricted Stock Units

The following table summarizes RSU activity for the year ended December 31, 2024:

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Awards outstanding—December 31, 2023	330,000	$31.53
Awards issued	464,600	$30.62
Awards vested	(135,000)	$31.47
Awards forfeited	(20,700)	$30.69
Awards outstanding—December 31, 2024	638,900	$30.90

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

The assumptions used to value the awards are summarized in the following table.

	Year Ended December 31,
	2024	2023	2022
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	69.84 - 72.98%	74.87 - 80.78%	72.57 - 77.08%
Risk-free interest rate	3.51 - 4.65%	3.42 - 4.62%	1.99 - 4.05%
Lack of marketability discount	0.00%	0.00%	0.00%
Expected term (years)	1.81 - 6.11	2.26 - 10.77	3.1 - 6.3

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted average per share fair value of awards issued under the 2017 Plan and the 2020 Plan was $21.28, $20.64 and $18.88 in 2024, 2023 and 2022, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense was $42,701, $31,206 and $26,905 for the years ended December 31, 2024, 2023 and 2022, respectively, and is recorded in the consolidated statements of operations and comprehensive income (loss) in the following line items:

	Year Ended December 31,
	2024	2023	2022
Research and development expense	$6,682	$3,962	$2,614
Sales and marketing expense	7,435	5,148	3,886
General and administrative expense	28,584	22,096	20,405
	$42,701	$31,206	$26,905

Stock-based compensation expense, net related to options and RSUs issued under the 2017 Plan and 2020 Plan and the employee stock purchase plan is included in stockholder’s equity, and a liability for SARs is included in other non-current liabilities, in the Company’s consolidated balance sheet. As of December 31, 2024, the total unrecognized stock-based compensation expense was $49,247 and $15,658 for stock options and RSUs, respectively. These amounts will be recognized in the Company’s consolidated statement of operations over a weighted average period of 2.1 years and 2.7 years for stock options and RSU’s, respectively.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in April 2021. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 629,805, which will automatically increase on January 1 of each year in an amount equal to the lesser of (i) 1.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For the years ended December 31, 2024, 2023 and 2022, there were 23,121, 21,313 and 21,943 shares issued under the ESPP, respectively. The discount on the ESPP was $298, $393 and $363 for the years ended December 31, 2024, 2023 and 2022, respectively, and is recorded within stock-based compensation expense.

16. SEGMENT INFORMATION

The Company has one reportable segment: rare neurological diseases. The rare neurological diseases segment consists of the Company’s commercial product, WAKIX, and its potential product candidates, that focus on patients living with rare neurological diseases who have unmet needs. The Company currently derives all of its revenue from sales of WAKIX, which is used in the treatment of EDS and cataplexy in adult patients with narcolepsy and the treatment of EDS in pediatric patients six years and older with narcolepsy and manages its business activities on a consolidated basis.

The accounting policies of the rare neurological diseases segment are consistent with those described in Note 3, Summary of Significant Accounting Policies, and the measure of segment assets is reported on the consolidated balance sheets as total assets. The Company’s CODM is the chief executive officer. The CODM assesses performance of the rare neurological diseases segment using net income as reported in the consolidated statements of operations and comprehensive income. Net income is assessed by the CODM to make decisions on how to allocate resources, such as reinvesting profits into the rare neurological diseases segment or pursuing potential investing activities.

The following table summarizes segment revenue and significant segment expenses for the years ended December 31, 2024, 2023 and 2022:

	Rare Neurological Diseases Segment
	Year Ended December 31,
	2024	2023	2022
Net product revenue	$714,734	$582,022	$437,855
Less:
Cost of product sold	156,788	121,232	83,446
Research and development (excluding stock compensation and IPR&D)	95,548	69,091	38,282
Sales and marketing (excluding stock compensation)	103,481	92,256	75,354
General and administrative (excluding stock compensation, amortization and depreciation)	57,683	48,838	40,297
Depreciation and amortization	24,112	24,359	23,385
Stock-based compensation	42,701	31,206	26,905
Interest expense	17,496	23,757	18,795
Interest income	(18,542)	(14,730)	(3,126)
Income tax expense (benefit)	46,311	44,543	(76,782)
Other segment items (a)	43,663	12,617	29,831
Consolidated net income	$145,493	$128,853	$181,468

(a) Other segment items include other expense (income), net, IPR&D charges and charges related to the extinguishment of debt.

17. EARNINGS PER SHARE

Basic earnings per share is calculated by diving net income by the weighted average number of shares of common stock outstanding. For the years ended December 31, 2024, 2023 and 2022, respectively, the Company calculated Diluted net income per common share is computed under the treasury stock method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, stock appreciation rights and restricted stock units.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2024	2023	2022
Numerator
Net income	$145,493	$128,853	$181,468
Denominator
Net income per share of common stock - basic	$2.56	$2.17	$3.07
Net income per share of common stock- diluted	$2.51	$2.13	$2.97
Weighted average number of shares of common stock - basic	56,885,455	59,469,648	59,173,121
Weighted average number of shares of common stock - diluted	57,869,915	60,372,397	61,097,045

Securities outstanding that were included in the computation above, utilizing the treasury stock method are as follows:

	Year Ended December 31,
	2024	2023	2022
Stock options, SARs, and RSUs to purchase common stock	984,460	902,749	1,923,924

Potential common shares issuable upon conversion of preferred stock and exercise of stock options that were excluded from the computation of diluted weighted-average shares outstanding excluded from the numerator are as follows:

	Year Ended December 31,
	2024	2023	2022
Stock options, SARs, and RSUs to purchase common stock	6,854,883	5,786,881	4,640,231

18. INCOME TAXES

Details of the provision for income taxes consist of the following:

	Year Ended December 31,
	2024	2023	2022
Federal	$29,523	$31,084	$10,011
State	15,430	11,884	9,573
Foreign	60	—	—
Valuation allowance	1,298	1,575	(96,366)
	$46,311	$44,543	$(76,782)
Current	$74,311	$57,962	$9,161
Deferred	(29,298)	(14,994)	10,423
Valuation allowance	1,298	1,575	(96,366)
Total	$46,311	$44,543	$(76,782)

The reasons for the difference between the statutory federal income tax rate and the Company’s effective income tax rate as of December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Federal income tax rate	21.0%	21.0%	21.0%
Stock-based compensation	0.5	(0.4)	(4.9)
State taxes	6.4	5.7	(14.1)
Credits	(4.7)	(2.1)	(4.8)
Nondeductible IPR&D	1.8	0.3	—
Valuation allowance	—	0.6	(70.2)
Other	(0.9)	0.6	(0.3)
Total	24.1%	25.7%	(73.3)%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024, and 2023, are as follows:

	As of December 31,
	2024		2023
	Assets	Liabilities	Assets	Liabilities
Acquired in-process research and development	$42,312	$—	$35,337	$—
Net operating loss carryforward	52,458	—	45,917	—
Accrued compensation	29,116	—	19,915	—
Credits	3,902	—	—	—
Lease obligations, net	5	—	—	6
Fixed assets	209	—	173	—
Inventory	7,169	—	5,344	—
Accrued rebates	5,100	—	3,791	—
Research and development	57,583	—	38,799	—
Other	25	733	1,132	790
Total	$197,879	733	$150,408	796
Net deferred tax asset	$197,146	$—	$149,612	$—
Valuation allowance	$(6,748)	$—	$(5,450)	$—
Total	$190,398	$—	$144,162	$—

As of December 31, 2024, and December 31, 2023, our deferred tax assets were primarily the result of acquired in-process research and development costs, operating loss carryforwards, capitalized research and development costs, inventory, and accrued rebates. During the years ended December 31, 2024 and 2023, the Company recorded a valuation allowance on federal net operating losses of the Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd., and the state net operating losses of Zynerba. The Company previously recorded a valuation allowance against Harmony’s historical deferred tax assets. The Company recorded $96,336 as a benefit to the income tax provision upon release of this valuation allowance during year ended December 31, 2022, in part because in the year ended December 31, 2022, we achieved three years of cumulative pretax income, which was a positive indication of the Company’s ability to generate sufficient future taxable income, the Company determined that there was sufficient positive evidence to conclude that it was more likely than not that additional deferred taxes are realizable and, therefore, released the valuation allowance accordingly. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Valuation allowance at the beginning of the year	$(5,450)	$—	$(96,366)
Decreases recorded as a benefit to income tax provision	—	—	96,366
Increases recorded to income tax provision	(1,298)	(1,575)	—
Increases recorded in opening balance sheet	—	(3,875)	—
Valuation allowance at the end of the year	$(6,748)	$(5,450)	$—

As of December 31, 2024, and 2023, the Company has approximately $220,243 and $179,390, respectively, of federal net operating loss ("NOL") carryforward available to offset future federal taxable income. The Company also has approximately $111,079 and $137,331 of state NOL carryforwards as of December 31, 2024, and 2023, respectively, available to offset future state taxable income. All of the Company’s tax years remain open to examination by federal and state taxing authorities. The Company’s state NOLs begin to expire in 2037. Utilization of the net operating loss carryforwards may be subject to a substantial limitation due to state provisions. These changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

As of December 31, 2024, and 2023, the Company has federal tax credits of $3,902 and $0, respectively.

19. RETIREMENT PLAN

The Company formed a 401(k) defined contribution savings plan (the “401(k) Plan”) in January 2021. The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees limited by the IRS-imposed maximum. Employer contributions were $2,457, $2,128, and $1,705 for the years ended December 31, 2024, 2023 and 2022, respectively.

20. RELATED-PARTY TRANSACTIONS

The Company’s related party, Paragon, is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors was the President and owner of the entity. The Company is party to a right of use agreement with the related party whereby it has access to and the right to use certain office space leased by the related party in Chicago, Illinois. For the years ended December 31, 2024, 2023 and 2022, the Company incurred $290, $290 and $284, respectively, in expenses pursuant to the right of use agreement with this related party, which are included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024, and 2023, there were no amounts due to or due from related parties included within the consolidated balance sheet.

21. VALUATION AND QUALIFYING ACCOUNTS – ACCOUNTS RECEIVABLE, NET

Changes in the valuation allowance for accounts receivable, net during the years ended December 31, 2024, 2023, and 2022, were as follows:

	Year Ended December 31,
	2024	2023	2022
Allowance for distribution fees, discounts and chargebacks at the beginning of the year	$2,644	$1,830	$1,885
Additions due to current period provision	28,782	21,821	14,806
Deductions due to payment of distribution fees, discount and chargebacks	(27,422)	(21,007)	(14,861)
Allowance for distribution fees, discounts and chargebacks at the end of the year	$4,004	$2,644	$1,830

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of December 31, 2024, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Harmony Biosciences Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Harmony Biosciences Holdings, Inc., and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion.

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

February 25, 2025

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of NASDAQ. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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

(a)(3) Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger, dated August 14, 2023, by and among Harmony Biosciences Holdings, Inc., Xylophone Acquisition Corp. and Zynerba Pharmaceuticals, Inc.	8-K/A	September 14, 2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Harmony Biosciences Holdings, Inc.	8-K	August 21, 2020	3.1

3.2	Amended and Restated Bylaws.	8-K	August 21, 2020	3.2

4.1	Form of Common Stock Certificate.	S-1/A	August 6, 2020	4.1

4.2	Description of Registrant’s Securities.	10-K	March 25, 2021	4.3

10.1*	Harmony Biosciences Holdings, Inc. 2020 Incentive Award Plan, as amended by the First Amendment to the Plan, dated March 24, 2022.	10-K	February 21, 2023	10.3

10.2*	Form of Option Agreement under Harmony Biosciences Holdings, Inc. 2020 Incentive Award Plan.	S-8	August 21, 2020	10.3

10.3*	Form of Restricted Stock Unit Agreement under Harmony Biosciences Holdings, Inc. 2020 Incentive Award Plan.	S-1/A	August 11, 2020	10.6

10.4*	Harmony Biosciences Holdings, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	August 11, 2020	10.7

10.5.1*	Amended and Restated Employment Agreement, dated August 11, 2020, by and	S-1/A	August 11, 2020	10.8

	between Harmony Biosciences, LLC and John C. Jacobs.

10.5.2*	Acknowledgment and Release Agreement, dated January 20, 2023, by and between Harmony Biosciences Holdings, Inc. and John C. Jacobs.	10-K	February 21, 2023	10.7.2

10.6	Form of Indemnification Agreement between Harmony Biosciences, LLC and each director and executive officer.	S-1/A	August 11, 2020	10.12

10.7	Harmony Biosciences, LLC Separation Plan.	S-1/A	August 11, 2020	10.13

10.8*	Harmony Biosciences Holdings, Inc. Amended and Restated 2017 Equity Incentive Plan.	S-1/A	August 11, 2020	10.3

10.9*	Harmony Biosciences Holdings, Inc. Non- Employee Director Compensation Program.	10-Q	November 12, 2020	10.9

10.10.1*	Offer Letter, dated October 10, 2017, by and between Harmony Biosciences, LLC and Jeffrey Dayno.	S-1/A	August 11, 2020	10.9

10.10.2*	Promotion Letter Agreement, dated January 23, 2023, by and between Harmony Biosciences Holdings, Inc. and Jeffrey M. Dayno, M.D.	8-K/A	January 23, 2023	10.12.2

10.10.3*	Executive Employment Agreement, dated April 24, 2023, between Harmony Biosciences, LLC and Jeffrey M. Dayno, M.D.	8-K	April 24, 2023	10.1

10.11*	Offer Letter, dated September 8, 2017, by and between Harmony Biosciences, LLC and Andrew Serafin.	S-1/A	August 11, 2020	10.10

10.12+	License and Commercialization Agreement, dated July 28, 2017, by and between Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.10

10.13	Amendment No. 1 to License and Commercialization Agreement, dated August 27, 2018, by and between Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.11

10.14+	Trademark License Agreement, dated August 23, 2018, by and among Bioprojet Europe, Ltd., Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.12

10.15	Right of Use Agreement, dated November 1, 2019, by and between Paragon Biosciences, LLC and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.14

10.16	Second Amended and Restated Investors’ Rights Agreement, dated August 9, 2019, by and among the Registrant and the other parties thereto.	S-1	July 27, 2020	10.15

10.17*	Offer Letter, dated September 7, 2017, by and between Harmony Biosciences, LLC and Jeffrey Dierks.	10-K	March 25, 2021	10.20

10.18*	Employment Agreement, dated March 4, 2021, between Harmony Biosciences, LLC and Sandip Kapadia.	8-K	March 15, 2021	10.1

10.19*	Promotion Increase Award Letter to Jeffrey Dierks, dated June 9, 2021.	10-Q	August 10, 2021	10.1
10.20*	Restricted Stock Unit Award Agreement dated October 4, 2023 with Sandip Kapadia	8-K	October 5, 2023	10.1
10.21*	Restricted Stock Unit Award Agreement dated October 4, 2023 with Jeffrey Dierks	8-K	October 5, 2023	10.2
10.22	Credit Agreement, dated as of July 26, 2023, by an among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto.	8-K	July 27, 2023	10.1
10.23	Guaranty, dated July 26, 2023, by and among each of the subsidiaries of Harmony Biosciences Holdings, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	July 27, 2023	10.2
10.24	Pledge and Security Agreement, dated July 26, 2023, by and among Harmony Biosciences Holdings, Inc. and each of the subsidiaries of Harmony Biosciences Holdings, Inc., and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	July 27, 2023	10.3
10.25	First Incremental Amendment dated September 21, 2023 by and among Harmony Biosciences Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as incremental lender.	8-K	September 25, 2023	10.1

19.1	Insider Trading Policy				X

21.1	List of Subsidiaries of Harmony Biosciences Holdings, Inc.				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended,				X

as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	X

101

The following financial statements from the Company’s Yearly Report on Form 10-K for the fiscal year ended December 31, 2024 formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity (Deficit) and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey M. Dayno	President, Chief Executive Officer and Director	February 25, 2025
Jeffrey M. Dayno	(Principal Executive Officer)

/s/ Sandip Kapadia	Chief Financial Officer and Chief Administrative Officer (Principal	February 25, 2025
Sandip Kapadia	Financial Officer and Principal Accounting Officer)

/s/ Jeffrey S. Aronin	Chairman of the Board	February 25, 2025
Jeffrey S. Aronin

/s/ Peter Anastasiou	Director	February 25, 2025
Peter Anastasiou

/s/ Antonio Gracias	Director	February 25, 2025
Antonio Gracias

/s/ R. Mark Graf	Director	February 25, 2025
R. Mark Graf

/s/ Juan A. Sabater	Director	February 25, 2025
Juan A. Sabater

/s/ Gary Sender	Director	February 25, 2025
Gary Sender

/s/ Linda Szyper	Director	February 25, 2025
Linda Szyper

/s/ Andreas Wicki	Director	February 25, 2025
Andreas Wicki