Form 10-Q
period 2025-03-31
Harmony Biosciences Holdings, Inc.
filed 2025-05-06
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 2, 2025, there were 57,424,319 shares of the registrant’s common stock, par value $0.00001 value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$488,998	$453,001
Investments, short-term	17,955	14,185
Trade receivables, net	105,969	83,033
Inventory, net	6,384	7,198
Prepaid expenses	16,470	13,714
Other current assets	6,916	8,121
Total current assets	642,692	579,252
NONCURRENT ASSETS:
Property and equipment, net	1,378	1,257
Restricted cash	270	270
Investments, long-term	103,245	108,874
Intangible assets, net	107,302	113,263
Deferred tax asset	194,709	190,398
Other noncurrent assets	5,939	5,886
Total noncurrent assets	412,843	419,948
TOTAL ASSETS	$1,055,535	$999,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$17,459	$13,744
Accrued compensation	7,582	18,776
Accrued expenses	112,701	120,640
Current portion of long-term debt	17,500	16,250
Other current liabilities	19,876	5,672
Total current liabilities	175,118	175,082
NONCURRENT LIABILITIES:
Long-term debt, net	158,182	163,016
Other noncurrent liabilities	1,710	1,947
Total noncurrent liabilities	159,892	164,963
TOTAL LIABILITIES	335,010	340,045
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock—$0.00001 par value; 500,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 57,393,673 and 57,144,887 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid in capital	672,503	656,872
Accumulated other comprehensive income	245	66
Retained earnings	47,776	2,216
TOTAL STOCKHOLDERS’ EQUITY	720,525	659,155
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,055,535	$999,200

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Net product revenue	$184,733	$154,615
Cost of product sold	31,994	27,484
Gross profit	152,739	127,131
Operating expenses:
Research and development	34,540	22,189
Sales and marketing	30,711	27,233
General and administrative	31,243	25,676
Total operating expenses	96,494	75,098
Operating income	56,245	52,033
Other expense, net	(276)	(141)
Interest expense	(3,836)	(4,535)
Interest income	5,044	4,428
Income before income taxes	57,177	51,785
Income tax expense	(11,617)	(13,451)
Net income	$45,560	$38,334
Unrealized income (loss) on investments	179	(173)
Comprehensive income	$45,739	$38,161
EARNINGS PER SHARE:
Basic	$0.79	$0.68
Diluted	$0.78	$0.67
Weighted average number of shares of common stock - basic	57,309,938	56,771,251
Weighted average number of shares of common stock - diluted	58,524,566	57,597,627

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	income	earnings	equity
Balance as of December 31, 2024	57,144,887	$1	$656,872	$66	$2,216	$659,155
Net income	—	—	—	—	45,560	45,560
Unrealized gain on investments	—	—	—	179	—	179
Exercise of options and restricted stock units	248,786	—	3,132	—	—	3,132
Stock-based compensation	—	—	12,499	—	—	12,499
Balance as of March 31, 2025	57,393,673	$1	$672,503	$245	$47,776	$720,525

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity
Balance as of December 31, 2023	56,769,081	$1	$610,266	$2	$(143,277)	$466,992
Net income	—	—	—	—	38,334	38,334
Unrealized loss on investments	—	—	—	(173)	—	(173)
Exercise of stock options and restricted stock units	22,133	—	(153)	—	—	(153)
Stock-based compensation	—	—	10,394	—	—	10,394
Balance as of March 31, 2024	56,791,214	$1	$620,507	$(171)	$(104,943)	$515,394

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,560	$38,334
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7	163
Intangible amortization	5,961	5,961
Stock-based and employee stock purchase compensation expense	12,499	10,394
Stock appreciation rights market adjustment	(49)	40
Debt issuance costs amortization	166	180
Deferred taxes	(4,311)	(3,477)
Amortization of premiums and accretion of discounts on Investment securities	(451)	(594)
Other non-cash expenses	467	467
Change in operating assets and liabilities:
Trade receivables	(22,936)	(5,579)
Inventory	814	(494)
Prepaid expenses and other assets	(1,999)	(3,439)
Trade payables	3,715	(2,586)
Other liabilities	(5,456)	(8,229)
Net cash provided by operating activities	33,987	31,141
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(19,132)	(25,106)
Proceeds from maturities and sales of investment securities	21,622	18,925
Purchase of property and equipment	(128)	(5)
Net cash provided by (used in) investing activities	2,362	(6,186)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of long-term debt	(3,750)	(3,750)
Payments of employee withholding taxes related to stock-based awards	(1,308)	—
Proceeds from exercised options	4,706	116
Net cash used in financing activities	(352)	(3,634)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	35,997	21,321
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	453,271	311,930
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$489,268	$333,251
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$4,197	$4,585
Cash paid during the year for taxes	—	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company

Harmony Biosciences Holdings, Inc., and its consolidated subsidiaries (the “Company”), was founded in July 2017 as Harmony Biosciences II, LLC, a Delaware limited liability company. The Company converted to a Delaware corporation named Harmony Biosciences II, Inc. in September 2017 and, in February 2020, the Company changed its name to Harmony Biosciences Holdings, Inc. The Company’s operations are conducted in its wholly owned subsidiaries, Harmony Biosciences, LLC (“Harmony”), and Harmony Biosciences Management, Inc. The Company is headquartered in Plymouth Meeting, Pennsylvania.

The Company is cultivating a differentiated neuroscience company, rooted in innovation and driven by a commitment to addressing the unmet needs of patients living with neurological diseases. To date, we have focused on rare neurological diseases with a growing portfolio now spanning sleep/wake, neurobehavioral, and rare epilepsy, and we are harnessing scientific insights and pioneering approaches to advance meaningful treatments that help patients thrive.

In July 2017, Harmony entered into a License Agreement (the “2017 LCA”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby Harmony acquired the exclusive right to commercialize the pharmaceutical compound pitolisant. Our lead product, WAKIX® (pitolisant) (“WAKIX”), is a first-in-class therapy with a novel mechanism of action designed to enhance histamine signaling in the brain by binding to H3 receptors. Since its initial FDA approval in 2019 for excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy, WAKIX has subsequently been approved for cataplexy in adult patients in 2020 and EDS in pediatric patients six years and older in 2024. Beyond narcolepsy, we are also advancing late-stage clinical programs exploring pitolisant in Prader-Willi syndrome (“PWS”) and continue to grow our impact in other rare neurological diseases. In July 2022, we entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby we obtained exclusive rights to manufacture, develop and commercialize one or more next generation pitolisant based products in the United States and Latin America. Two of the next generations formulations, Pitolisant Gastro-Resistant (“Pitolisant GR”) and Pitolisant High-Dose (“Pitolisant HD”) are currently in clinical development.

Along with nurturing the growth of our original pipeline, our innovation strategy includes targeted business development that strengthens our foundation and strategically extends our patient reach as we look to expand our portfolio to new diseases beyond histaminergic science. In October 2023, the Company completed a tender offer to acquire all of the outstanding shares of common stock of Zynerba Pharmaceuticals, Inc. (together with its subsidiary, Zynerba Pharmaceutical Pty, Ltd., “Zynerba”). Zynerba was a clinical-stage pharmaceutical company focused on innovative, pharmaceutically produced transdermal cannabidiol therapies for orphan neurobehavioral disorders, including Fragile X Syndrome and 22q deletion syndrome. As of July 1, 2024, Zynerba Pharmaceuticals, Inc. was renamed and is known as Harmony Biosciences Management, Inc.

In April 2024, we expanded into orexin science through a sublicense agreement with Bioprojet for an orexin 2 receptor agonist (“BP1.15205”) in preclinical development for narcolepsy and other potential indications. Under the sublicense agreement we obtained the exclusive right to develop, manufacture and commercialize BP1.15205 in the United States and Latin American territories, which are rights originally licensed from Teijin Pharma, the innovator of BP1.15205. We further broadened our portfolio into rare epilepsy when the Company acquired all of the issued and outstanding capital stock of Epygenix Therapeutics, Inc. (“Epygenix”) in April 2024. As a result, the Company now has an exclusive license relating to the use of clemizole hydrochloride, initially for the treatment of Dravet Syndrome (“DS”) and Lennox-Gastaut Syndrome (“LGS”), and a liquid formulation of lorcaserin for the treatment of developmental and epileptic encephalopathies.

2. LIQUIDITY AND CAPITAL RESOURCES

The unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had retained earnings of $47,776 and $2,216, as of March 31, 2025, and December 31, 2024, respectively. As of March 31, 2025, the Company had cash, cash equivalents and investments of $610,198.

The Company believes that its existing cash, cash equivalents and investments on hand as of March 31, 2025, as well as additional cash generated from operating and financing activities will meet its operational liquidity needs and fund potential investing activities for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of March 31, 2025, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2025, and 2024, and the unaudited condensed consolidated statements of operations and comprehensive income and the unaudited condensed consolidated statements of shareholders’ equity for the three months ended March 31, 2025, and 2024, are unaudited. The balance sheet as of December 31, 2024, was derived from audited financial statements as of and for the year ended December 31, 2024. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2025, and the results of its operations and its cash flows for the three months ended March 31, 2025, and 2024. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts and disclosures in the unaudited condensed consolidated financial statements, including the notes thereto, and elsewhere in this report. Actual results may differ significantly from estimates, which include rebates due pursuant to commercial and government contracts, accrued research and development expenses, stock-based compensation expense and income taxes.

Operating Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined it operates in a single operating segment, rare neurological diseases and, therefore, has one reportable segment. The Company holds all its tangible assets, conducts its operations, and generates its revenue in the United States.

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

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of March 31, 2025, or December 31, 2024.

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

	As of
	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$488,998	$453,001
Restricted cash	270	270
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$489,268	$453,271

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

The Company is subject to credit risk from its trade receivables related to product sales. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored, and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. The Company monitors its exposure within accounts receivable and would record a reserve for uncollectible amounts, if necessary. As of March 31, 2025, three customers accounted for 100% of gross accounts receivable; Caremark LLC (“CVS Caremark”), which accounted for 40% of gross accounts receivable; Accredo Health Group, Inc. (“Accredo”), which accounted for 32% of gross accounts receivable; and PANTHERx Specialty Pharmacy LLC (“Pantherx”), which accounted for 28% of gross accounts receivable. As of December 31, 2024, three customers accounted for 100% of gross accounts receivable; CVS Caremark, which accounted for 39% of gross accounts receivable, Pantherx, which accounted for 31% of gross accounts receivable; and Accredo, which accounted for 30% of gross accounts receivable.

For the three months ended March 31, 2025, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 40% of gross product revenue; Accredo accounted for 35% of gross product revenue; and Pantherx accounted for 25% of gross product revenue. For the three months ended March 31, 2024, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for

42% of gross product revenue; Accredo accounted for 33% of gross product revenue; and Pantherx accounted for 25% of gross product revenue.

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

Business Combinations

Business combinations and asset acquisitions are accounted for in accordance with FASB ASC 805 Business Combinations. Refer to Note 4, Acquisitions, for a more detailed discussion of the Company’s acquisition of Epygenix.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses and requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. This ASU was effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. ASU 2023-07 was required to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance in the fourth quarter of 2024. This pronouncement addresses disclosures only and had no impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption, as well as a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires disclosure of the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The guidance may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on the Company’s consolidated financial statements.

4. ACQUISITIONS

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

5. INVESTMENTS

The carrying value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	March 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$11,401	11	—	$11,412
Corporate debt securities	6,535	8	—	6,543
Total short-term investments	$17,936	19	—	$17,955

Long-term:
Commercial paper	$778	2	—	$780
Corporate debt securities	84,911	232	(50)	85,093
U.S. government securities	17,330	43	(1)	17,372
Total long-term investments	$103,019	277	(51)	$103,245

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$7,670	9	(1)	$7,678
Corporate debt securities	6,495	12	—	6,507
Total short-term investments	$14,165	21	(1)	$14,185

Long-term:
Corporate debt securities	86,700	192	(142)	86,750
U.S. government securities	22,128	11	(15)	22,124
Total long-term investments	$108,828	203	(157)	$108,874

The Company classifies investments with an original maturity of less than one year as current and investments with an original maturity date of greater than one year as noncurrent in its unaudited condensed consolidated balance sheet. The investments classified as noncurrent have original maturity dates ranging from 1-2 years. The Company did not have any available-for-sale debt security investments in a continuous unrealized loss position of greater than 12 months as of March 31, 2025, and December 31, 2024, respectively.

6. FAIR VALUE MEASUREMENTS

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of March 31, 2025, or December 31, 2024.

The Company’s assets measured at fair value consisted of the following:

	March 31, 2025			December 31, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$302,200	302,200	—	$303,545	303,545	—
Commercial paper	12,192	—	12,192	7,678	—	7,678
Corporate debt securities	91,636	—	91,636	93,257	—	93,257
U.S. government securities	17,372	—	17,372	22,124	—	22,124
Total	$423,400	302,200	121,200	$426,604	303,545	123,059

7. INVENTORY

Inventory, net consisted of the following:

	As of
	March 31,	December 31,
	2025	2024
Raw materials	$912	$944
Work in process	3,411	3,489
Finished goods	2,225	2,765
Inventory, gross	6,548	7,198
Reserve for excess inventory	(164)	—
Total inventory, net	$6,384	$7,198

8. INTANGIBLE ASSETS

In August 2019, the Company received FDA approval of WAKIX for the treatment of EDS in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset. The Company determined a useful life of 10 years for the intangible asset, and, as of March 31, 2025, the remaining useful life was 4.5 years.

In October 2020, the Company received FDA approval for the New Drug Application (“NDA”) for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for the intangible asset, and, as of March 31, 2025, the remaining useful life was 4.5 years.

In February 2022, the Company attained $500,000 in life-to-date aggregate net sales of WAKIX in the United States. This event triggered a final $40,000 payment under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in March of 2022. The Company determined a useful life of 7.6 years for the intangible asset, and, as of March 31, 2025, the remaining useful life was 4.5 years.

Amortization expense was $5,961 for each of the three months ended March 31, 2025, and 2024, respectively, and is recorded in general and administrative on the unaudited condensed consolidated statements of operations and comprehensive income.

The Company expects the future annual amortization expense for the unamortized intangible assets to be as follows:

Years ending December 31,
2025 (excluding the three months ended March 31, 2025)	$17,884
2026	23,845
2027	23,845
2028	23,845
2029	17,883
Thereafter	—
Total	$107,302

The gross carrying amount and net book value of the intangible asset was as follows:

	As of
	March 31,	December 31,
	2025	2024
Gross Carrying Amount	$215,000	$215,000
Accumulated Amortization	(107,698)	(101,737)
Net Book Value	$107,302	$113,263

9. LICENSE AGREEMENTS AND ASSET PURCHASE AGREEMENTS

Bioprojet Agreements

In July 2017, Harmony entered into the 2017 LCA with Bioprojet whereby Harmony acquired the exclusive right to commercialize the pharmaceutical compound pitolisant for the treatment, and/or prevention, of narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, and Parkinson’s disease, as well as any other indications unanimously agreed by the parties in the United States and its territories. A milestone payment of $50,000 was due upon acceptance by the FDA of pitolisant’s NDA, which was achieved in February 2019 and was expensed within research and development for the year ended December 31, 2019. A milestone payment of $77,000, which included a $2,000 fee that is described below, was due upon FDA approval of WAKIX (pitolisant) for treatment of EDS in adult patients with narcolepsy, which was achieved in August 2019. The $2,000 payment and $75,000 milestone payment were paid in August and November 2019, respectively. In addition, a milestone payment of $102,000, which included a $2,000 fee was due upon the FDA approval of the NDA for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. The $2,000 payment was paid in October 2020 and a $100,000 milestone payment was paid in January 2021. A final $40,000 milestone payment was paid to Bioprojet in March 2022 upon WAKIX attaining $500,000 in aggregate net sales in the United States. The 2017 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales, which is payable to Bioprojet on a quarterly basis. The Company incurred $29,557 and $24,738 for the three months ended March 31, 2025, and 2024, respectively, for sales-based, trademark and tiered royalties recognized as cost of product sold. As of March 31, 2025, and December 31, 2024, the Company had accrued $29,557 and $51,746, respectively, for sales-based, trademark and tiered royalties.

In July 2022, Harmony entered into the 2022 LCA with Bioprojet whereby Harmony obtained exclusive rights to manufacture, use and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon agreement of both parties. Harmony paid an initial, non-refundable $30,000 licensing fee in October 2022 and additional payments of up to $155,000 are potentially due under the 2022 LCA upon the achievement of certain future development and sales-based milestones. In addition, there are other payments due upon achievement of development milestones for new indications and formulations as agreed upon by both parties. The 2022 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales upon commercialization, which will be payable to Bioprojet on a quarterly basis.

In April 2024, the Company announced that it entered into a sublicense agreement with Bioprojet for an orexin-2 receptor agonist (the “Licensed Compound”) to be evaluated for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, the Company obtained the exclusive right to develop, manufacture and commercialize the Licensed Compound in the United States and Latin American territories (the “Licensed Territories”), which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of the Licensed Compound. The Licensed Compound is currently in pre-clinical development with an Investigational Medicinal Product Dossier (“IMPD”) Application currently anticipated in mid-2025. Under the Sublicense, the Company paid Bioprojet an upfront license fee of $25,500, which the Company recognized as an IPR&D charge recorded in research and development within the consolidated statements of operations and comprehensive income for the year ended December 31, 2024, and will also be obligated to pay up to $127,500 upon achievement of development and regulatory milestones and up to $240,000 upon achievement of sales-based milestones, as well as royalty rates in the mid-teens on any sales of product using the Licensed Compound in the Licensed Territories.

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

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of
	March 31,	December 31,
	2025	2024
Royalties due to Bioprojet	$29,557	$51,746
Rebates and other sales deductions	58,303	50,542
Interest	2,308	2,834
Sales and marketing	4,276	2,166
Research and development	8,943	9,014
Professional fees, consulting, and other services	7,619	3,047
Other expenses	1,695	1,291
	$112,701	$120,640

11. DEBT

Term Loan A Credit Agreement

In July 2023, the Company entered into a Credit Agreement (the “TLA Credit Agreement”) with JPMorgan Chase Bank, N.A., as “Administrative Agent”, and certain lenders, which was subsequently amended in September 2023. The TLA Credit Agreement, as amended, provides for a five-year senior secured term loan (the “TLA Term Loan”) in an aggregate principal amount of $200,000.

The repayment schedule for the TLA Term Loan consists of quarterly $3,750 principal payments, which commenced on December 31, 2023, increasing to quarterly $5,000 principal payments beginning on December 31, 2025, with a $115,000 payment due on the maturity date of July 26, 2028. The TLA Term Loan bears interest at a per annum rate equal to, at the Company’s option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on the Company’s senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on the Company’s senior secured net leverage ratio.

The net cash received related to the TLA Term Loan as a result of the transactions, less debt issuance costs of $2,997, was $197,003. The debt issuance costs related to the TLA Term Loan will be amortized as additional interest expense over the loan term of the TLA Credit Agreement. The fair value of the TLA Term Loan as of March 31, 2025, was $174,593.

Long-term debt, net consisted of the following:

	March 31,	December 31,
	2025	2024
Principal amount	$177,500	$181,250
Unamortized debt discount associated with debt financing costs	(1,818)	(1,984)
Total debt, net	175,682	179,266
Less current portion	(17,500)	(16,250)
Long-term debt, net	$158,182	$163,016

Future minimum payments relating to long-term debt, net as of March 31, 2025, for the periods indicated below consisted of the following:

Years ending December 31,
2025 (excluding the three months ended March 31, 2025)	$12,500
2026	20,000
2027	20,000
2028	125,000
2029	—
Thereafter	—
Total	$177,500

Interest expense related to the Company’s long-term debt, net, is included in interest expense within the unaudited condensed consolidated statements of operations and comprehensive income and consisted of the following:

	Three Months Ended
	March 31,
	2025	2024
Interest on principal balance	$3,670	$4,355
Amortization of deferred financing costs	166	180
Total term loan interest expense	$3,836	$4,535

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

The Company recorded operating lease costs of $467 and $509 for the three months ended March 31, 2025, and 2024, respectively.

As of March 31, 2025, the weighted-average remaining lease term for operating leases was 1.6 years and the weighted-average discount rate for operating leases was 7.72%.

Supplemental balance sheet information related to operating leases was as follows:

Leases	Classification	March 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	Other noncurrent assets	$1,726	$2,122
Liabilities
Operating lease liability, current portion	Other current liabilities	$1,148	$1,318
Operating lease liability, long-term	Other long-term liabilities	634	822
Total operating lease liabilities		$1,782	$2,140

Supplemental cash flow information related to operating leases was as follows:

	March 31, 2025	March 31, 2024
Operating cash flows from operating leases	$430	$561
Right of use assets obtained in exchange for operating lease obligations	$34	$1,198

Future payments under non-cancelable operating leases with initial terms of one year or more as of March 31, 2025, consisted of the following:

Years ending December 31,
2025 (excluding the three months ended March 31, 2025)	$1,003
2026	701
2027	183
2028	—
2029	—
Thereafter	—
Total lease payments	1,887
Less: imputed interest	(105)
Total lease liabilities	$1,782

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to claims and suits arising in the ordinary course of business. The Company accrues such liabilities when they are known, if they are deemed probable and can be reasonably estimated. Accruals may be adjusted from time to time, as appropriate, in light of new information. The amount of loss incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued. Any expenses, fines, fees, penalties, judgments or settlements that might be incurred by the Company in connection with proceedings could have a material adverse effect on the Company’s results of operations and financial condition. As of March 31, 2025, there were no material claims or lawsuits outstanding other than the ANDA litigation discussed below.

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

On March 24, 2025, the Company reached an agreement with Annora to resolve the dispute over Annora’s ANDA for a generic pitolisant hydrochloride product. Under the terms of the settlement agreement, the litigation between the parties in the United States District Court for the District of Delaware was ended on March 31, 2025, and Annora will have a license to sell its generic product beginning January 2030, or earlier under certain circumstances.

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

Share Repurchase Program

In October 2023, the Company’s Board of Directors approved a share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200,000, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the three months ended March 31, 2025, and 2024, no shares of common stock were repurchased and cancelled by the Company under the October 2023 Repurchase Program. As of March 31, 2025, the remaining amount of common stock authorized for repurchases was $150,000.

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

Stock options and stock appreciation rights under the 2020 Plan have a 10-year contractual term and vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). RSUs vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). As of March 31, 2025, there were 8,777,657 shares of common stock available for issuance under the 2020 Plan. The number of shares that may be issued under the 2020 Plan automatically increases on January 1 of each year in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors.

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

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2025:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value ($000's)
Awards outstanding—December 31, 2024	7,157,235	$32.48	6.72
Awards issued	1,037,900	$37.96
Awards exercised	(184,681)	$25.48
Awards forfeited	(30,835)	$31.75
Awards outstanding—March 31, 2025	7,979,619	$33.36	6.90	$36,928
Awards exercisable—March 31, 2025	4,670,534	$32.15	5.84	$29,531
Awards unvested—March 31, 2025	3,309,085	$35.06	8.39	$7,397

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2025, was $25.50. The total intrinsic value of stock options exercised for the three months ended March 31, 2025, was $2,157.

Stock Appreciation Rights

The following table summarizes SARs activity for the three months ended March 31, 2025:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value ($000's)
Awards outstanding—December 31, 2024	43,208	$9.38	4.32
Awards issued	—	$—
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—March 31, 2025	43,208	$9.38	4.08	$681
Awards exercisable—March 31, 2025	41,382	$9.19	4.02	$665

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2025:

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Awards outstanding—December 31, 2024	638,900	$30.90
Awards issued	428,650	$38.25
Awards vested	(121,521)	$30.46
Awards forfeited	(1,777)	$30.69
Awards outstanding—March 31, 2025	944,252	$34.24

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted-average per share fair value of awards issued under the 2020 Plan during the three months ended March 31, 2025, and 2024 was $38.25 and $30.69, respectively.

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

The assumptions used to value the awards are summarized in the following table.

	As of
	March 31, 2025	December 31, 2024
Dividend yield	0.00%	0.00%
Expected volatility	70.01 - 71.43%	69.84 - 72.98%
Risk-free interest rate	3.96 - 4.44%	3.51 - 4.65%
Lack of marketability discount	0.00%	0.00%
Expected term (years)	1.70 - 6.11	1.81 - 6.11

Stock-Based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2025, and 2024, was recorded in the unaudited condensed consolidated statements of operations and comprehensive income in the following line items:

	Three Months Ended March 31,
	2025	2024
Research and development expense	$2,302	$1,371
Sales and marketing expense	2,744	1,994
General and administrative expense	7,404	7,069
	$12,450	$10,434

Stock-based compensation expense related to options and RSUs issued under the 2017 Plan and 2020 Plan is included in stockholder’s equity, and a liability for SARs is included in other non-current liabilities, in the Company’s unaudited condensed consolidated balance sheet. As of March 31, 2025, the total unrecognized stock-based compensation expense was $66,056 and $29,617 for stock options and RSUs, respectively. These amounts will be recognized in the Company’s consolidated statement of operations over a weighted average period of 2.69 years and 3.17 years for stock options and RSUs, respectively.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on April 30, 2021. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 629,805, which automatically increases on January 1 of each year in an amount equal to the lesser of (i) 1.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were no shares issued under the ESPP for the three months ended March 31, 2025, and 2024, respectively. The discount on the ESPP was $60 and $80 for the three months ended March 31, 2025, and 2024, respectively, and is recorded within stock-based compensation expense.

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

The following table summarizes segment revenue and significant segment expenses for the three months ended March 31, 2025, and 2024:

	Rare Neurological Diseases Segment
	Three Months Ended March 31,
	2025	2024
Net product revenue	$184,733	$154,615
Less:
Cost of product sold (excluding depreciation)	31,987	27,477
Research and development (excluding stock compensation)	32,238	20,818
Sales and marketing (excluding stock compensation)	27,967	25,239
General and administrative (excluding stock compensation and amortization)	17,878	12,490
Depreciation and amortization	5,968	6,124
Stock-based compensation	12,450	10,434
Interest expense	3,836	4,535
Interest income	(5,044)	(4,428)
Income tax expense (benefit)	11,617	13,451
Other segment items (a)	276	141
Consolidated net income	$45,560	$38,334

(a)	Other segment items includes other expense, net.

17. EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2025	2024
Numerator
Net income	$45,560	$38,334
Denominator
Net income per share of common stock - basic	$0.79	$0.68
Net income per share of common stock- diluted	$0.78	$0.67
Weighted average number of shares of common stock - basic	57,309,938	56,771,251
Weighted average number of shares of common stock - diluted	58,524,566	57,597,627

Securities outstanding and included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended March 31,
	2025	2024
Stock options, SARs, and RSUs to purchase common stock	1,214,628	826,376

Potential shares of common stock that were excluded from the computation of diluted weighted-average shares outstanding excluded from the numerator, are as follows:

	Three Months Ended March 31,
	2025	2024
Stock options, SARs, and RSUs to purchase common stock	7,752,451	7,281,505

18. INCOME TAXES

A reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2025, and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Federal income tax rate	21.0%	21.0%
Stock-based compensation	0.4	—
State taxes	1.1	5.1
Credits	(2.4)	(1.0)
Valuation allowance	—	0.5
Other	0.2	0.4
Total	20.3%	26.0%

19. RELATED-PARTY TRANSACTIONS

The Company is a party to a right of use agreement with Paragon Biosciences, LLC (“Paragon”) whereby it has access to and the right to use certain office space leased by Paragon in Chicago, IL. Paragon is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors is the Founder, Chairman and CEO of Paragon. The Company incurred $73 for each of the three months ended March 31, 2025, and 2024, in expenses to Paragon, which are included in general and administrative in the unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025, and December 31, 2024, there were no amounts due to or due from related parties included in the unaudited condensed consolidated balance sheets.

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

●	our commercialization efforts and strategy for WAKIX;
●	the rate and degree of market acceptance and clinical utility of pitolisant in additional indications, if approved, and any other product candidates we may develop or acquire, if approved;
●	our research and development plans, including our plans to explore the therapeutic potential of pitolisant in additional indications, progress developing the new Pitolisant Gastro-resistant (“Pitolisant GR”) and Pitolisant High Dose (“Pitolisant HD”) formulations, and the development of ZYN002, clemizole hydrochloride (“EPX-100”) and other compounds;
●	our ongoing and planned clinical trials;
●	the availability of favorable insurance coverage and reimbursement for WAKIX;
●	the timing of, and our ability to obtain, regulatory approvals for pitolisant for other indications as well as any other product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and additional financing needs;
●	our ability to identify, acquire and integrate additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	significant competition in our industry;
●	our intellectual property position;
●	loss or retirement of key members of management;
●	failure to successfully execute our growth strategy, including any delays in our planned future growth;
●	our failure to maintain effective internal controls; and
●	the impact of government laws and regulations.

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

We believe that pitolisant’s ability to regulate histamine mediated through histamine-3 receptor antagonist and inverse agonist activity gives it the potential to provide therapeutic benefit in other rare neurological diseases.

We are focusing our development efforts on other rare neurological disorders in which EDS is a prominent symptom, including Prader-Willi Syndrome (“PWS”) and myotonic dystrophy type 1, otherwise known as dystrophia myotonica (“DM1”). Based on the positive signals from the data from our Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS and other key behavioral symptoms in patients with PWS, an End-of-Phase 2 meeting with the FDA was held in June 2023. We aligned with the FDA on the proposed Phase 3 registration study design to support further investigation of pitolisant as a potential treatment to address the unmet medical need for children, adolescents and adults with PWS experiencing EDS, for which there is currently no approved treatment. In October 2023, we received FDA alignment regarding the study design for the Phase 3 TEMPO study in patients with PWS, which has the potential to serve as the registrational trial and also support our efforts to seek pediatric exclusivity for pitolisant. In February 2024, the FDA granted Orphan Drug designation to pitolisant for the treatment of PWS. The Phase 3 registrational trial, the TEMPO study, was initiated in the first quarter of 2024. In June 2021, we initiated a Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and announced topline results from this trial in the fourth quarter of 2023, in which clinically meaningful improvements were demonstrated in EDS and fatigue, the two most prominent non-muscular symptoms in patients with DM1. The safety and tolerability profile of pitolisant in adult patients with DM1 was consistent with the established safety and tolerability profile of pitolisant with no new safety signals detected and no serious adverse events reported.

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

We are expanding our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients living with rare neurological diseases as well as patients living with other neurological diseases who have unmet medical needs. We are targeting assets that will allow us to further leverage the expertise and infrastructure that we have successfully built at Harmony so we can optimize the benefit of internal synergies. Consistent with this objective, in July 2022, we entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby we obtained exclusive rights to manufacture, develop and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon the agreement of both parties. We have made progress in the development of two new formulations of pitolisant: Pitolisant GR and Pitolisant HD. Both formulations entered clinical studies in the fourth quarter of 2023. We received data from the Pitolisant GR pilot bioequivalence study, which supports further development of Pitolisant GR. We initiated the pivotal bioequivalence study in the first quarter of 2025 and anticipate the topline data readout in the third quarter of 2025. Our anticipated PDUFA date for Pitolisant GR is in 2026. We received data from the Pitolisant HD pilot pharmacokinetics study in June 2024, which also supports advancing this development program toward pivotal trials. Preparations are ongoing to initiate Phase 3 registrational trials in narcolepsy and idiopathic hypersomnia (“IH”) in the fourth quarter of 2025. Our anticipated PDUFA date for the Pitolisant HD narcolepsy and IH programs is in 2028. A phase 1b study was conducted to evaluate the safety and tolerability of pitolisant at repeat doses of up to 180mg and the initial results are consistent with the known safety profile of pitolisant and support advancement of the Pitolisant HD development program. Utility patents have been filed for Pitolisant GR and Pitolisant HD, with the potential for patent protection to the mid-2040’s.

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

In August 2021, we acquired HBS-102, a Melanin-concentrating hormone receptor type 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. We acquired full development and commercialization rights for HBS-102 globally, but we have provided an indication-limited grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. We conducted a preclinical PoC study to assess the effect of HBS-102 on hyperphagia, weight gain and other metabolic parameters in a mouse model of PWS. The final report was received during the third quarter of 2024 and the results are consistent with the expected results. In addition, a 13-week toxicology study has been completed, and the preliminary results are encouraging.

Neurobehavioral Franchise

In October 2023, we acquired Zynerba Pharmaceuticals, Inc. (“Zynerba”), adding global rights to develop, manufacture and commercialize ZYN002, which is a pharmaceutically manufactured 100% synthetic, patent protected permeation enhanced cannabidiol gel for transdermal delivery. Transdermal delivery is thought to provide better gastrointestinal tolerability and minimize the potential for drug interactions or impacts on liver function tests by avoiding first-pass metabolism in the liver. The most common adverse effect observed in clinical studies has been application site pain, which has occurred in less than 7% of patients. ZYN002 is currently in a Phase 3 registrational trial, the RECONNECT study, for the treatment of Fragile X Syndrome (“FXS”), which was designed to confirm the positive findings from the prespecified analysis of the primary outcome in the subgroup of patients with complete methylation from the CONNECT study conducted by Zynerba. We believe the total addressable market for ZYN002 among patients with FXS is approximately 25,000 people based on an estimated current FXS prevalence of up to 87,000 cases and up to 40,000 diagnosed FXS cases. We have completed recruitment in our ZYN002 Phase 3 registrational trial and topline data is on track for the third quarter of 2025. ZYN002 has patent protection for the treatment of FXS until 2038. Based on the positive proof-of-concept (“PoC”) study data obtained by Zynerba in 22q deletion syndrome, another rare disorder with prominent neurobehavioral symptoms, we plan to initiate a Phase 3 registrational study in 2025 in 22q deletion syndrome, pending positive data from the REFCONNECT study.

Rare Epilepsy Franchise

In April 2024, we acquired all of the outstanding capital stock of Epygenix Therapeutics, Inc. (“Epygenix”), pursuant to the terms of a stock purchase agreement (the “Epygenix Agreement”). As a result, we now have an exclusive license relating to the use of EPX-100 for the treatment of Dravet Syndrome (“DS”), Lennox-Gastaut Syndrome (“LGS”) and other developmental and epileptic encephalopathies (“DEEs”). Patients with both conditions often encounter severe refractory epilepsy and extreme co-morbidities or mortality without effective treatments, even with polypharmacy. As such, there is a recognized need for improved treatment options for both conditions. We believe the total addressable market for EPX-100 among patients with DS is approximately 5,000 people based on an estimated current DS prevalence of approximately 8,600 cases and approximately 7,000 diagnosed DS cases. We believe the total addressable market for EPX-100 among patients with LGS is approximately 35,000 people based on an estimated current LGS prevalence of approximately 48,000 cases and 44,000 diagnosed LGS cases. EPX-100 has been granted orphan drug designation and rare pediatric disease designation by the FDA for treatment of both DS and LGS. EPX-100 is currently in a Phase 3 registrational clinical trial for DS and we initiated a Phase 3 registrational clinical trial in patients with LGS in the fourth quarter of 2024.

Additionally, we are currently developing a liquid formulation of lorcaserin for the treatment of DEEs (“EPX-200”), another asset acquired pursuant to the terms of the Epygenix Agreement. EPX-200 is currently in the pre-IND phase.

Our operations are conducted by our wholly owned subsidiaries, Harmony Biosciences, LLC and Harmony Biosciences Management, Inc.

Commercial Performance Metrics

As of March 31, 2025, we continued to see growth in the number of unique healthcare professional (“HCP”) prescribers of WAKIX since it became available in November 2019. There are approximately 9,000 HCPs who treat patients living with narcolepsy, with approximately 4,000 enrolled in oxybate risk-evaluation and mitigation strategies (“REMS”) and approximately 5,000 HCPs who do not participate in the oxybate REMS programs. The average number of patients on WAKIX for the three months ended March 31, 2025, was approximately 7,200, with approximately 7,300 patients on WAKIX as of March 31, 2025. Additionally, as of March 31, 2025, we have secured formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States.

Financial Operations Overview

Net Product Revenue

Net product revenue includes gross product shipments less provisions for sales discounts and allowances, which includes trade allowances, rebates to government and commercial entities, and other discounts. Although we expect net sales to increase over time, provisions for sales discounts and allowances may fluctuate based on the mix of sales to different patient segments and/or changes in our estimates.

Cost of Product Sales

Cost of product sales includes manufacturing and distribution costs, the cost of API, FDA program fees, royalties due to third parties on net product sales, freight, shipping, handling, storage costs, depreciation and salaries of employees involved with oversight of production. We expect the cost of product sales to increase as we continue to ramp up production in order to meet future demand for WAKIX and diversify our supply chain for WAKIX.

The shelf life of WAKIX is four years from the date of manufacture, with the earliest expiration of current inventory expected to be January 2027. We regularly review our inventory levels and expect write-offs from time to time. We will continue to assess inventory levels in future periods as demand for WAKIX and the rate of inventory turnover evolves. We currently have adequate supply of WAKIX to cover demand into the first quarter of 2027, with additional API on-hand inventory to support at least two years beyond this time frame.

Research and Development Expenses

Research and development expenses primarily include development programs for potential new indications for pitolisant in patients with PWS and DM1 and the development of our product candidates ZYN002, EPX-100, EPX-200 Pitolisant GR, Pitolisant HD, BP1.15205 and HBS-102. We also incur research and development expenses related to our team of Medical Science Liaisons (“MSLs”) who interact with key opinion leaders, with a focus on the science, the role of histamine in sleep-wake state stability and the novel mechanism of action of pitolisant. In addition, our MSLs support our market access team with the presentation of clinical data to payors upon request and our clinical development team to identify potential clinical trial sites. Research and development costs are expensed as incurred. We have significantly increased our research and development efforts as we advance our clinical programs and add product candidates to expand our pipeline. Research and development expenses also include:

●	employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for our research and development personnel;
●	direct third-party costs such as expenses incurred under agreements with clinical research organizations (“CROs”), and contract development and manufacturing organizations (“CDMOs”);
●	manufacturing costs in connection with producing materials for use in conducting clinical trials;
●	costs related to packaging and labelling of clinical supplies;
●	other third-party expenses (e.g., consultants, advisors) directly attributable to the development of our product candidates;
●	acquired in-process research and development; and
●	amortization expense for assets used in research and development activities.

A significant portion of our research and development costs are external costs, such as fees paid to CROs and CDMOs, central laboratories, contractors, and consultants in connection with our clinical development programs. Internal expenses primarily relate to personnel who are deployed across multiple programs.

Product candidates in later stages of clinical development generally have higher development costs in the current period than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, milestone payments, and the cost of submitting an NDA to the FDA (and/or other regulatory authorities). We expect our research and development expenses to be significant as we advance our current clinical development programs and prepare to seek regulatory approval for additional indications for pitolisant, complete the Phase 3 clinical trials for ZYN002, EPX-100 and advance the development of Pitolisant GR, Pitolisant HD, BP1.15205 and HBS-102 toward new indications.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for our personnel in executive, legal, finance and accounting, human resources, investor relations, and other administrative departments. General and administrative expenses also consist of office leases, and professional fees, including legal, tax and accounting, insurance and consulting fees.

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

Paragon Agreement

We are party to a right-of-use agreement with Paragon Biosciences, LLC (“Paragon”) whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. For the three months ended March 31, 2025, we paid fees of $0.1 million pursuant to this agreement.

Interest Expense

Interest expense consists primarily of interest expense on debt facilities, amortization of debt issuance costs and amortization of premiums on our debt securities.

Interest Income

Interest income consists primarily of cash interest earned on our cash and investment balances and accretion of the discount on our investments in debt securities.

Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Net product revenue	$184,733	$154,615
Cost of product sales	31,994	27,484
Gross profit	152,739	127,131
Operating expenses:
Research and development	34,540	22,189
Sales and marketing	30,711	27,233
General and administrative	31,243	25,676
Total operating expenses	96,494	75,098
Operating income	56,245	52,033

Other (expense) income, net	(276)	(141)
Interest expense	(3,836)	(4,535)
Interest income	5,044	4,428
Net income before provision for income taxes	57,177	51,785
Income tax expense	(11,617)	(13,451)
Net income	$45,560	$38,334

Net Product Revenue

Net product revenue increased by $30.1 million, or 19.5%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase for the three months ended March 31, 2025, was primarily due to a 17% increase in the number of units shipped, and the impact of a 7% price increase partially offset by higher rebates of approximately 4%. The price increase occurred in January 2025.

Cost of Product Sales

Cost of product sales increased by $4.5 million, or 16.4%, for the three months ended March 31, 2025, compared to the same period in 2024. Cost of product sales as a percentage of net product revenue was 17.3% for the three months ended March 31, 2025, compared to 17.8% for the three months ended March 31, 2024. The increase in cost of product sales was primarily due to the increase in sales of WAKIX.

Research and Development Expenses

The following table is a summary of our research and development expenses:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Pitolisant	$5,392	$9,110	$(3,718)
ZYN002	8,476	3,879	4,597
EPX-100	6,546	-	6,546
Pitolisant GR and Pitolisant HD	1,980	766	1,214
Personnel expenses	7,526	5,383	2,143
Stock-based compensation	2,302	1,371	931
Other research and development	2,318	1,680	638
Total	$34,540	$22,189	$12,351

Research and development expenses increased by $12.4 million, or 55.7%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase for the three months ended March 31, 2025 was primarily driven by a $6.5 million increase in research and development expenses for the recently acquired product candidate, EPX-100, a combined $5.8 million increase in research and development expenses for ZYN002 and Pitolisant GR and HD as we ramp up development and manufacturing, a $2.1 million increase in personnel costs associated with higher headcount, a $0.9 million increase in stock compensation associated with new awards, and a $0.6 million increase in other research and development, primarily due to preclinical work related to BP1.1520, partially offset by a $3.7 million decrease in clinical development associated with pitolisant, driven by a decrease for the IH indication.

Sales and Marketing Expenses

Sales and marketing expenses increased by $3.5 million, or 12.8%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase for the three months ended March 31, 2025, was primarily due to a $1.9 million increase in patient engagement and marketing activities, a $0.7 million increase in personnel costs and a $0.7 million increase in stock compensation expense. The increase in patient engagement and marketing activities was driven by our continued growth of WAKIX and the increase in personnel costs and stock compensation for the three months ended March 31, 2025, was related to costs associated with the separation of an executive of the Company.

General and Administrative Expenses

General and administrative expenses increased by $5.6 million, or 21.7%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase in the three months ended March 31, 2025, was primarily due to a $4.5 million increase in legal and professional fees, primarily associated with patent lawsuits, a $0.4 million increase in stock compensation associated with new awards, and a $0.7 million increase in personnel costs associated with higher headcount.

Interest Expense

Interest expense decreased by $0.7 million, or 15.4%, for the three months ended March 31, 2025, compared to the same period in 2024. The decrease for the three months ended March 31, 2025, was primarily due to lower interest rates as a result of the reduction of the Term SOFR.

Interest Income

Interest income increased by $0.6 million, or 13.9%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase for the three months ended March 31, 2025, was primarily a result of having higher invested balances compared to the prior year.

Income Taxes

Income tax expense was $11.6 million, representing a 20.3% effective tax rate, for the three months ended March 31, 2025, compared to $13.5 million, representing a 26.0% effective tax rate, for the three months ended March 31, 2024. The decrease in our effective tax rate for the three months ended March 31, 2025, was primarily driven by an increase in the benefits from research and development and orphan drug credits and a decrease in state taxes. The effective tax rate of 20.3% for the three months ended March 31, 2025, included 1.1% in state income taxes, partially offset by a 2.4% benefit from credits.

Liquidity, Sources of Funding and Capital Resources

Overview

As of March 31, 2025, we had cash, cash equivalents, and investments of $610.2 million, outstanding debt of $177.5 million and retained earnings of $47.8 million.

The unaudited condensed consolidated financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We believe that our existing cash, cash equivalents and investments on hand as of March 31, 2025, will enable us to meet our operational liquidity needs and fund our potential investing activities for the next 12 months. We have based our liquidity and cash flow projections on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect.

Term Loan A Credit Agreement

In July 2023, we entered into a Credit Agreement (the “TLA Credit Agreement”) with JPMorgan Chase Bank, N.A., as “Administrative Agent”, and certain lenders, which was subsequently amended in September 2023. The TLA Credit Agreement, as amended, provides for a five-year senior secured term loan (the “TLA Term Loan”) in an aggregate principal amount of $200.0 million.

The repayment schedule for the TLA Term Loan consists of $3.8 million quarterly principal payments, which commence on December 31, 2023, increasing to $5.0 million quarterly principal payments beginning on December 31, 2025, with a $115.0 million payment due on the maturity date of July 26, 2028. The TLA Term Loan bears interest at a per annum rate equal to, at our option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on our senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on our senior secured net leverage ratio.

The TLA Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. We were in compliance with all covenants as of March 31, 2025.

Share Repurchases

In October 2023, our Board of Directors approved a share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200,000, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the three months ended March 31, 2025, no shares of common stock were repurchased and cancelled by the Company under the October 2023 Repurchase Program. As of March 31, 2025, the remaining amount of common stock authorized for repurchases was $150.0 million.

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

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024

Selected cash flow data	(In thousands)
Cash provided by (used in):
Operating activities	$33,987	$31,141
Investing activities	2,362	(6,186)
Financing activities	(352)	(3,634)

Operating Activities

Net cash provided by operating activities for the three ended March 31, 2025, primarily consisted of net income of $45.6 million adjusted for non-cash items of $12.5 million related to stock-based compensation expense, and $6.0 million related to intangible amortization and depreciation, offset by $4.3 million related to deferred tax assets. Net working capital excluding cash increased by $25.9 million, primarily driven by increases in accounts receivable due to higher net product revenue in the current period and increases in accounts payable due to the timing of payments.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025, was $2.4 million, which was primarily attributable to $19.1 million in purchases of debt securities and $0.1 million in purchases of property and equipment, partially offset by $21.6 million from maturities of investments.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025, was $0.4 million, which primarily consisted of $3.8 million in principal payments associated with the TLA Credit Agreement and $1.3 million of employee withholding tax payments related to stock-based awards, partially offset by $4.7 million in proceeds from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. We invest a portion of our cash in investment-grade, interest-bearing securities. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize total return. In order to achieve these objectives, we invest in money market funds, U.S. government and agency securities, corporate bonds and commercial paper in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A-2/P-2/F2 from at least two National Recognized Statistical Rating Organizations. We do not have any direct investments in asset-backed securities, collateralized debt or loan obligations, or structured investment vehicles. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Based on our $423.4 million of investments in money market funds, U.S. treasury notes, corporate bonds and municipal obligations as of March 31, 2025, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of March 31, 2025, we had $177.5 million in borrowings outstanding. The Term Loan bears interest at a per annum rate equal to, at our option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on our senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on our senior secured net leverage ratio. Based on the $177.5 million of principal outstanding as of March 31, 2025, an immediate 10% change in the Term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for each of the three months ended March 31, 2025, and 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information included in this report, you should carefully consider the discussion of risk factors affecting the Company as set forth in Part I, Item 1A "Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

On February 26, 2025, Andrew Serafin, Chief Strategy Officer of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of (i) up to 50,000 shares of the Company’s common stock related to the exercise of options, beginning on May 28, 2025 and continuing until May 31, 2026.

On February 28, 2025, Jeffrey Dierks, the former Chief Commercial Officer of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of (i) up to 48,765 shares of the Company’s common stock related to the exercise of options, and (ii) an indeterminable number of shares of the Company’s common stock that will depend on the number of shares sold to cover tax withholding obligations in connection with the vesting of 45,000 restricted stock units previously granted, beginning on July 1, 2025 and continuing until December 1, 2025. This plan was terminated on March 31, 2025.

On March 4, 2025, Sandip Kapadia, Chief Financial Officer and Chief Administrative Officer of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of (i) up to 25,000 shares of the Company’s common stock related to the exercise of options, and (ii) up to 25,000 shares of the Company’s common stock related to the vesting of restricted stock units previously granted, beginning on July 1, 2025 and continuing until December 31, 2025.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
No.	Exhibit Description	Form	Date	Number
2.1+	Agreement and Plan of Merger, dated August 14, 2023, by and among Harmony Biosciences Holdings, Inc., Xylophone Acquisition Corp. and Zynerba Pharmaceuticals, Inc.	8-K/A	September 14, 2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Harmony Biosciences Holdings, Inc.	8-K	August 21, 2020	3.1
3.2	Amended and Restated Bylaws.	8-K	August 21, 2020	3.2
10.1	Amendment No. 1 to License and Commercialization Agreement, dated July 31, 2022, by and between Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	10-Q	April 30, 2024	10.1
10.2	Amendment No. 2 to License and Commercialization Agreement, dated July 28, 2017, by and between Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	10-Q	April 30, 2024	10.2
10.3#	Employment Letter between Harmony Biosciences, LLC, and Kumar Budur, as amended.	8-K	May 3, 2024	10.1
10.4#	Separation Agreement by and between Jeffrey Dierks, Harmony Biosciences Holdings, Inc., Harmony Biosciences, LLC, and Harmony Biosciences Management, Inc., dated March 20, 2025.	8-K	March 24, 2025	10.1
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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

HARMONY BIOSCIENCES HOLDINGS, INC.

By:	/s/ Jeffrey M. Dayno
Name:	Jeffrey M. Dayno
Title:	President, Chief Executive Officer and Director (principal executive officer)
Date:	May 6, 2025

By:	/s/ Sandip Kapadia
Name:	Sandip Kapadia
Title:	Chief Financial Officer and Chief Administrative Officer (principal financial officer)
Date:	May 6, 2025