Form 10-Q
period 2025-06-30
Harmony Biosciences Holdings, Inc.
filed 2025-08-05
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 1, 2025, there were 57,532,601 shares of the registrant’s common stock, par value $0.00001 value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$546,050	$453,001
Investments, short-term	19,224	14,185
Trade receivables, net	92,981	83,033
Inventory, net	6,100	7,198
Prepaid expenses	18,363	13,714
Other current assets	8,636	8,121
Total current assets	691,354	579,252
NONCURRENT ASSETS:
Property and equipment, net	1,376	1,257
Restricted cash	270	270
Investments, long-term	107,008	108,874
Intangible assets, net	101,341	113,263
Deferred tax asset	201,194	190,398
Other noncurrent assets	5,465	5,886
Total noncurrent assets	416,654	419,948
TOTAL ASSETS	$1,108,008	$999,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$28,301	$13,744
Accrued compensation	11,735	18,776
Accrued expenses	118,293	120,640
Current portion of long-term debt	18,750	16,250
Other current liabilities	3,056	5,672
Total current liabilities	180,135	175,082
NONCURRENT LIABILITIES:
Long-term debt, net	153,345	163,016
Other noncurrent liabilities	1,448	1,947
Total noncurrent liabilities	154,793	164,963
TOTAL LIABILITIES	334,928	340,045
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock—$0.00001 par value; 500,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 57,537,869 and 57,144,887 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid in capital	685,288	656,872
Accumulated other comprehensive income	239	66
Retained earnings	87,552	2,216
TOTAL STOCKHOLDERS’ EQUITY	773,080	659,155
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,108,008	$999,200

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net product revenue	$200,489	$172,814	$385,222	$327,429
Cost of product sold	38,153	32,144	70,147	59,628
Gross profit	162,336	140,670	315,075	267,801
Operating expenses:
Research and development	50,159	63,583	84,699	85,772
Sales and marketing	30,073	28,507	60,784	55,740
General and administrative	33,924	27,224	65,167	52,900
Total operating expenses	114,156	119,314	210,650	194,412
Operating income	48,180	21,356	104,425	73,389
Other expense, net	(193)	37	(469)	(104)
Interest expense	(3,646)	(4,404)	(7,482)	(8,939)
Interest income	5,296	4,705	10,340	9,133
Income before income taxes	49,637	21,694	106,814	73,479
Income tax expense	(9,861)	(10,103)	(21,478)	(23,554)
Net income	$39,776	$11,591	$85,336	$49,925
Unrealized income (loss) on investments	(6)	(63)	173	(236)
Comprehensive income	$39,770	$11,528	$85,509	$49,689
EARNINGS PER SHARE:
Basic	$0.69	$0.20	$1.49	$0.88
Diluted	$0.68	$0.20	$1.46	$0.87
Weighted average number of shares of common stock - basic	57,469,775	56,802,357	57,390,298	56,786,873
Weighted average number of shares of common stock - diluted	58,427,134	57,541,696	58,468,717	57,571,570

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	(loss) income	earnings	equity
Balance as of March 31, 2025	57,393,673	$1	$672,503	$245	$47,776	$720,525
Net income	—	—	—	—	39,776	39,776
Unrealized loss on investments	—	—	—	(6)	—	(6)
Exercise of options	144,196	—	1,329	—	—	1,329
Stock-based compensation	—	—	11,456	—	—	11,456
Balance as of June 30, 2025	57,537,869	$1	$685,288	$239	$87,552	$773,080

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	income	earnings	equity
Balance as of December 31, 2024	57,144,887	$1	$656,872	$66	$2,216	$659,155
Net income	—	—	—	—	85,336	85,336
Unrealized gain on investments	—	—	—	173	—	173
Exercise of options and restricted stock units	392,982	—	4,462	—	—	4,462
Stock-based compensation	—	—	23,954	—	—	23,954
Balance as of June 30, 2025	57,537,869	$1	$685,288	$239	$87,552	$773,080

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity
Balance as of March 31, 2024	56,791,214	$1	$620,507	$(171)	$(104,943)	$515,394
Net income	—	—	—	—	11,591	11,591
Unrealized loss on investments	—	—	—	(63)	—	(63)
Exercise of options	42,557	—	573	—	—	573
Stock-based compensation	—	—	11,088	—	—	11,088
Balance as of June 30, 2024	56,833,771	$1	$632,168	$(234)	$(93,352)	$538,583

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity
Balance as of December 31, 2023	56,769,081	$1	$610,266	$2	$(143,277)	$466,992
Net income	—	—	—	—	49,925	49,925
Unrealized loss on investments	—	—	—	(236)	—	(236)
Exercise of stock options and restricted stock units	64,690	—	420	—	—	420
Stock-based compensation	—	—	21,482	—	—	21,482
Balance as of June 30, 2024	56,833,771	$1	$632,168	$(234)	$(93,352)	$538,583

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85,336	$49,925
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	13	254
Intangible amortization	11,922	11,922
Acquired in-process research & development (IPR&D) expense	15,000	42,595
Stock-based and employee stock purchase compensation expense	23,954	21,482
Stock appreciation rights market adjustment	(110)	(85)
Debt issuance costs amortization	329	356
Deferred taxes	(10,796)	(17,756)
Amortization of premiums and accretion of discounts on Investment securities	(904)	(1,220)
Other non-cash expenses	932	1,126
Change in operating assets and liabilities:
Trade receivables	(9,948)	(9,017)
Inventory	1,098	(280)
Prepaid expenses and other assets	(5,586)	(4,004)
Trade payables	14,557	3,555
Other liabilities	(12,483)	(25,095)
Net cash provided by operating activities	113,314	73,758
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(43,032)	(46,317)
Proceeds from maturities and sales of investment securities	40,937	44,481
Purchase of property and equipment	(132)	(637)
Acquisition of Epygenix Therapeutics, Inc., net of cash acquired	—	(33,069)
Payment of upfront fee related to research collaboration, option and license agreement	(15,000)	(25,500)
Net cash used in investing activities	(17,227)	(61,042)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of long-term debt	(7,500)	(7,500)
Payments of employee withholding taxes related to stock-based awards	(2,341)	(269)
Proceeds from exercised options	6,803	689
Net cash used in financing activities	(3,038)	(7,080)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	93,049	5,636
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	453,271	311,930
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$546,320	$317,566
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$7,660	$8,944
Cash paid during the year for taxes	35,371	42,093

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

2. LIQUIDITY AND CAPITAL RESOURCES

The unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had retained earnings of $87,552 and $2,216, as of June 30, 2025, and December 31, 2024, respectively. As of June 30, 2025, the Company had cash, cash equivalents and investments of $672,282.

The Company believes that its existing cash, cash equivalents and investments on hand as of June 30, 2025, as well as additional cash generated from operating and financing activities will meet its operational liquidity needs and fund potential investing activities for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of June 30, 2025, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2025, and 2024, and the unaudited condensed consolidated statements of operations and comprehensive income and the unaudited condensed consolidated statements of shareholders’ equity for the three and six months ended June 30, 2025, and 2024, are unaudited. The balance sheet as of December 31, 2024, was derived from audited financial statements as of and for the year ended December 31, 2024. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2025, and the results of its operations and its cash flows for the six months ended June 30, 2025, and 2024. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

It is the Company’s policy to measure non-financial assets and liabilities at fair value on a non-recurring basis. These non-financial assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (such as evidence of impairment), which, if material, are disclosed in the accompanying footnotes.

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

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of June 30, 2025, or December 31, 2024.

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

	As of
	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$546,050	$453,001
Restricted cash	270	270
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$546,320	$453,271

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

The Company is subject to credit risk from its trade receivables related to product sales. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored, and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. The Company monitors its exposure within accounts receivable and would record a reserve for uncollectible amounts, if necessary. As of June 30, 2025, three customers accounted for 100% of gross accounts receivable; Caremark LLC (“CVS Caremark”), which accounted for 35% of gross accounts receivable; Accredo Health Group, Inc. (“Accredo”), which accounted for 35% of gross accounts receivable; and PANTHERx Specialty Pharmacy LLC (“Pantherx”), which accounted for 30% of gross accounts receivable. As of December 31, 2024, three customers accounted for 100% of gross accounts receivable; CVS Caremark, which accounted for 39% of gross accounts receivable, Pantherx, which accounted for 31% of gross accounts receivable; and Accredo, which accounted for 30% of gross accounts receivable.

For the six months ended June 30, 2025, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 38% of gross product revenue; Accredo accounted for 36% of gross product revenue; and Pantherx accounted for 26% of gross product revenue. For the six months ended June 30, 2024, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 40%

of gross product revenue; Accredo accounted for 33% of gross product revenue; and Pantherx accounted for 27% of gross product revenue.

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

5. INVESTMENTS

The carrying value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	June 30, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$10,828	2	(1)	$10,829
Corporate debt securities	8,393	2	—	8,395
Total short-term investments	$19,221	4	(1)	$19,224

Long-term:
Commercial paper	$787	1	—	$788
Corporate debt securities	88,673	216	(31)	88,858
U.S. government securities	17,312	50	—	17,362
Total long-term investments	$106,772	267	(31)	$107,008

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$7,670	9	(1)	$7,678
Corporate debt securities	6,495	12	—	6,507
Total short-term investments	$14,165	21	(1)	$14,185

Long-term:
Corporate debt securities	86,700	192	(142)	86,750
U.S. government securities	22,128	11	(15)	22,124
Total long-term investments	$108,828	203	(157)	$108,874

The Company classifies investments with an original maturity of less than one year as current and investments with an original maturity date of greater than one year as noncurrent in its unaudited condensed consolidated balance sheet. The investments classified as noncurrent have original maturity dates ranging from 1-2 years. The Company did not have any available-for-sale debt security investments in a continuous unrealized loss position of greater than 12 months as of June 30, 2025, and December 31, 2024, respectively.

6. FAIR VALUE MEASUREMENTS

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of June 30, 2025, or December 31, 2024.

The Company’s assets measured at fair value consisted of the following:

	June 30, 2025			December 31, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$301,425	301,425	—	$303,545	303,545	—
Commercial paper	11,617	—	11,617	7,678	—	7,678
Corporate debt securities	97,253	—	97,253	93,257	—	93,257
U.S. government securities	17,362	—	17,362	22,124	—	22,124
Total	$427,657	301,425	126,232	$426,604	303,545	123,059

7. INVENTORY

Inventory, net consisted of the following:

	As of
	June 30,	December 31,
	2025	2024
Raw materials	$901	$944
Work in process	3,209	3,489
Finished goods	2,155	2,765
Inventory, gross	6,265	7,198
Reserve for excess inventory	(165)	—
Total inventory, net	$6,100	$7,198

8. INTANGIBLE ASSETS

In August 2019, the Company received FDA approval of WAKIX for the treatment of EDS in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset. The Company determined a useful life of 10 years for the intangible asset, and, as of June 30, 2025, the remaining useful life was 4.3 years.

In October 2020, the Company received FDA approval for the New Drug Application (“NDA”) for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for the intangible asset, and, as of June 30, 2025, the remaining useful life was 4.3 years.

In February 2022, the Company attained $500,000 in life-to-date aggregate net sales of WAKIX in the United States. This event triggered a final $40,000 payment under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in March of 2022. The Company determined a useful life of 7.6 years for the intangible asset, and, as of June 30, 2025, the remaining useful life was 4.3 years.

Amortization expense was $5,961 for each of the three months ended June 30, 2025, and 2024, respectively, and $11,922 for each of the six months ended June 30, 2025, and 2024, respectively, and is recorded in general and administrative on the unaudited condensed consolidated statements of operations and comprehensive income.

The Company expects the future annual amortization expense for the unamortized intangible assets to be as follows:

Years ending December 31,
2025 (excluding the six months ended June 30, 2025)	$11,923
2026	23,845
2027	23,845
2028	23,845
2029	17,883
Thereafter	—
Total	$101,341

The gross carrying amount and net book value of the intangible asset was as follows:

	As of
	June 30,	December 31,
	2025	2024
Gross Carrying Amount	$215,000	$215,000
Accumulated Amortization	(113,659)	(101,737)
Net Book Value	$101,341	$113,263

9. LICENSE AGREEMENTS AND ASSET PURCHASE AGREEMENTS

Bioprojet Agreements

In July 2017, Harmony entered into the 2017 LCA with Bioprojet whereby Harmony acquired the exclusive right to commercialize the pharmaceutical compound pitolisant for the treatment, and/or prevention, of narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, and Parkinson’s disease, as well as any other indications unanimously agreed by the parties in the United States and its territories. A milestone payment of $50,000 was due upon acceptance by the FDA of pitolisant’s NDA, which was achieved in February 2019 and was expensed within research and development for the year ended December 31, 2019. A milestone payment of $77,000, which included a $2,000 fee that is described below, was due upon FDA approval of WAKIX (pitolisant) for treatment of EDS in adult patients with narcolepsy, which was achieved in August 2019. The $2,000 payment and $75,000 milestone payment were paid in August and November 2019, respectively. In addition, a milestone payment of $102,000, which included a $2,000 fee was due upon the FDA approval of the NDA for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. The $2,000 payment was paid in October 2020 and a $100,000 milestone payment was paid in January 2021. A final $40,000 milestone payment was paid to Bioprojet in March 2022 upon WAKIX attaining $500,000 in aggregate net sales in the United States. The 2017 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales, which is payable to Bioprojet on a quarterly basis. The Company incurred $35,783 and $30,199 for the three months ended June 30, 2025, and 2024, respectively, and $65,340 and $54,937 for the six months ended June 30, 2025, and 2024, respectively for sales-based, trademark and tiered royalties recognized as cost of product sold. As of June 30, 2025, and December 31, 2024, the Company had accrued $35,783 and $51,746, respectively, for sales-based, trademark and tiered royalties.

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

In April 2024, the Company announced that it entered into a sublicense agreement with Bioprojet for an orexin-2 receptor agonist (the “Licensed Compound”) to be evaluated for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, the Company obtained the exclusive right to develop, manufacture and commercialize the Licensed Compound in the United States and Latin American territories (the “Licensed Territories”), which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of the Licensed Compound. The Licensed Compound is currently in pre-clinical development with an Investigational Medicinal Product Dossier (“IMPD”) Application currently anticipated in the second half of 2025. Under the Sublicense, the Company paid Bioprojet an upfront license fee of $25,500, which the Company recognized as an IPR&D charge recorded in research and development within the consolidated statements of operations and comprehensive income for the year ended December 31, 2024, and will also be obligated to pay up to $127,500 upon achievement of development and regulatory milestones and up to $240,000 upon achievement of sales-based milestones, as well as royalty rates in the mid-teens on any sales of product using the Licensed Compound in the Licensed Territories.

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

CiRC Agreement

In June 2025, the Company entered into a research collaboration, option and license agreement (the “CiRC Agreement”) with a related party, CiRC Biosciences, Inc. (“CiRC”). Under this agreement, the Company and CiRC will collaborate on the research and development of two discovery-stage candidates (together the “Candidates”) using cell replacement therapy for treatment of refractory epilepsies and treatment-resistant narcolepsy. In connection with the CiRC Agreement, the Company paid CiRC an upfront fee of $15,000, which the Company recognized as an IPR&D charge recorded in research and development within the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2025. The Company will also be obligated to pay $2,000 to CiRC upon the achievement of certain research milestones for each of the Candidates. In addition, the Company has an option to obtain an exclusive license for each of the Candidates that would grant the Company global rights to develop, manufacture and commercialize each Candidate. Upon exercise of each option, the Company would be obligated to pay an option exercise fee of $8,000, or $16,000 in the aggregate if the options related to both Candidates were to be exercised, and the Company would be obligated upon achievement to pay future development, regulatory and sales-based milestones, as well as royalties on sales of any product derived from the Candidates. Refer to Note 19, Related-Party Transactions, for further discussion of related party considerations for the CiRC Agreement.

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of
	June 30,	December 31,
	2025	2024
Royalties due to Bioprojet	$35,783	$51,746
Rebates and other sales deductions	61,129	50,542
Interest	2,328	2,834
Sales and marketing	4,612	2,166
Research and development	7,590	9,014
Professional fees, consulting, and other services	5,240	3,047
Other expenses	1,611	1,291
	$118,293	$120,640

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

The net cash received related to the TLA Term Loan as a result of the transactions, less debt issuance costs of $2,997, was $197,003. The debt issuance costs related to the TLA Term Loan will be amortized as additional interest expense over the loan term of the TLA Credit Agreement. The fair value of the TLA Term Loan as of June 30, 2025, was $171,485.

Long-term debt, net consisted of the following:

	June 30,	December 31,
	2025	2024
Principal amount	$173,750	$181,250
Unamortized debt discount associated with debt financing costs	(1,655)	(1,984)
Total debt, net	172,095	179,266
Less current portion	(18,750)	(16,250)
Long-term debt, net	$153,345	$163,016

Future minimum payments relating to long-term debt, net as of June 30, 2025, for the periods indicated below consisted of the following:

Years ending December 31,
2025 (excluding the six months ended June 30, 2025)	$8,750
2026	20,000
2027	20,000
2028	125,000
2029	—
Thereafter	—
Total	$173,750

Interest expense related to the Company’s long-term debt, net, is included in interest expense within the unaudited condensed consolidated statements of operations and comprehensive income and consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest on principal balance	$3,483	$4,228	$7,153	$8,583
Amortization of deferred financing costs	163	176	329	356
Total term loan interest expense	$3,646	$4,404	$7,482	$8,939

12. LEASES

In June 2018, the Company entered into an operating lease for approximately fifteen thousand square feet of office space in Plymouth Meeting, PA, which was set to expire in May 2024. The Company subsequently entered into two separate operating leases for additional office space in Plymouth Meeting, PA, which include approximately thirteen thousand square feet and seven thousand square feet of additional office space, respectively, and were extended through August 2025. The terms of the lease payments provide for rental payments on a monthly basis and on a graduated scale. The Company also leases a fleet of automobiles that are primarily used by its sales force and are classified as operating leases.

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

The Company recorded operating lease costs of $598 and $622 for the three months ended June 30, 2025, and 2024, respectively, and $1,065 and $1,131 for the six months ended June 30, 2025, and 2024, respectively.

As of June 30, 2025, the weighted-average remaining lease term for operating leases was 1.6 years and the weighted-average discount rate for operating leases was 7.72%.

Supplemental balance sheet information related to operating leases was as follows:

Leases	Classification	June 30, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	Other noncurrent assets	$1,277	$2,122
Liabilities
Operating lease liability, current portion	Other current liabilities	$846	$1,318
Operating lease liability, long-term	Other long-term liabilities	432	822
Total operating lease liabilities		$1,278	$2,140

Supplemental cash flow information related to operating leases was as follows:

	June 30, 2025	June 30, 2024
Operating cash flows from operating leases	$951	$1,075
Right of use assets obtained in exchange for operating lease obligations	$34	$1,254

Future payments under non-cancelable operating leases with initial terms of one year or more as of June 30, 2025, consisted of the following:

Years ending December 31,
2025 (excluding the six months ended June 30, 2025)	$476
2026	695
2027	183
2028	—
2029	—
Thereafter	—
Total lease payments	1,354
Less: imputed interest	(76)
Total lease liabilities	$1,278

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to claims and suits arising in the ordinary course of business. The Company accrues such liabilities when they are known, if they are deemed probable and can be reasonably estimated. Accruals may be adjusted from time to time, as appropriate, in light of new information. The amount of loss incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued. Any expenses, fines, fees, penalties, judgments or settlements that might be incurred by the Company in connection with proceedings could have a material adverse effect on the Company’s results of operations and financial condition. As of June 30, 2025, there were no material claims or lawsuits outstanding other than the Abbreviated New Drug Application (“ANDA”) litigation discussed below.

ANDA Litigation

In September 2023, the Company and its licensor, Bioprojet, received notice from Lupin Limited (“Lupin”) pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Lupin Notice Letter”) that Lupin has submitted ANDA No. 218846 (the “Lupin ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of U.S. Patent Nos. 8,486,947 (“’947 patent”) and 8,207,197 (“’197 patent”). On September 27, 2023, the Company and Bioprojet received notice from Novugen Pharma Sdn. Bhd. (“Novugen”) pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the

“Novugen Notice Letter”) that Novugen has submitted ANDA No. 218834 (the “Novugen ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ’947 patent and ’197 patent. The ’947 patent and the ‘197 patent are listed with respect to WAKIX® in the FDA’s Orange Book and will expire in September 2029 and March 2030, respectively. The Lupin Notice Letter and the Novugen Notice Letter assert that their generic product will not infringe the ’947 patent and the ‘197 patent and/or that the ’947 patent and the ‘197 patent are invalid or unenforceable. On November 9, 2023, we, Bioprojet and Bioprojet’s wholly owned subsidiary, Bioprojet Pharma SAS (“Bioprojet Pharma”), filed a complaint for patent infringement of the ’947 patent and the ‘197 patent against Lupin, Novugen and certain of their affiliates and agents in the United States District Court for the District of Delaware in response to the filing of their respective ANDAs with the FDA.

In October 2023, the Company and Bioprojet received notice from Novitium Pharma LLC (“Novitium”), pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Novitium Notice Letter”), that Novitium has submitted ANDA No. 218495 (the “Novitium ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of U.S. Patent No. 8,354,430 (the “’430 patent”), which is also listed with respect to WAKIX® in the FDA’s Orange Book and will expire in February 2026, ’947 patent, and ’197 patent. On October 12, 2023, the Company and Bioprojet received notice from Zenara Pharma Pvt. Ltd. (“Zenara”), pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Zenara Notice Letter”), that Zenara has submitted ANDA No. 218796 (the “Zenara ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ’430 patent, ’947 patent and the ’197 patent. On October 14, 2023, the Company and Bioprojet received notice from AET Pharma US, Inc. (“AET”), pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “AET Notice Letter”), that AET has submitted ANDA No. 218892 (the “AET ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ’947 patent and the ’197 patent. On October 16, 2023, the Company and Bioprojet received notice from Annora Pharma Private Limited (“Annora”), pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Annora Notice Letter”), that Annora has submitted ANDA No. 218832 (the “Annora ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ’430 patent, the ’947 patent and the ’197 patent. AET’s Notice Letter asserts that AET’s generic product will not infringe the ’947 patent and the ‘197 patent and/or that ’947 patent and the ‘197 patent are invalid or unenforceable. The Annora Notice Letter asserts that its generic product will not infringe the ‘430 patent, ’947 patent and the ‘197 patent and/or that the ‘430 patent, ’947 patent and the ‘197 patent are invalid or unenforceable. The Novitium Notice Letter asserts that its generic product will not infringe the ‘430 patent, ’947 patent and the ‘197 patent and/or that the ‘430 patent, ’947 patent and the ‘197 patent are invalid or unenforceable. The Zenara Notice Letter asserts that its generic product will not infringe the ‘430 patent, ’947 patent and the ‘197 patent and/or that the ‘430 patent, ’947 patent and the ‘197 patent are invalid or unenforceable. On November 21, 2023, the Company, Bioprojet and Bioprojet Pharma filed a complaint for patent infringement of the ’947 patent and the ‘197 patent against AET, Annora, Novitium and Zenara and certain of their affiliates and agents and for patent infringement of the ’430 patent against Annora, Novitium and Zenara and certain of their affiliates and agents in the United States District Court for the District of Delaware in response to their filing of their respective ANDAs with the FDA.

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

In April 2024, the United States District Court for the District of Delaware issued a scheduling order consolidating the cases described above for all purposes up to and including trial (the “Scheduling Order”). The

Scheduling Order set March 27, 2025, as the date for the hearing on claim construction and scheduled a four-day bench trial beginning on February 17, 2026.

In August 2024, the Company and Bioprojet received further notice from AET pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Second AET Notice Letter”) that AET has submitted the AET ANDA to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ‘947 patent and the ‘197 patent. The Second AET Notice Letter asserts that its generic product will not infringe the ’947 patent and the ‘197 patent and/or that the ’947 patent and the ‘197 patent are invalid or unenforceable. On August 13, 2024, we, Bioprojet and Bioprojet Pharma filed a complaint in the United States District Court for the District of Delaware for patent infringement of the ’947 patent and the ‘197 patent against AET.

In October 2024, the Company reached an agreement with Novugen Pharma to resolve the dispute over Novugen’s ANDA for a generic pitolisant hydrochloride product. Under the terms of the settlement agreement, the litigation between the parties in the United States District Court for the District of Delaware was ended on November 4, 2024, and Novugen will have a license to sell its generic product beginning January 2030, or earlier under certain circumstances.

In December 2024, the Company and Bioprojet received further notice from Lupin pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Second Lupin Notice Letter”) that Lupin has submitted the Lupin ANDA to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ‘947 patent and the ‘197 patent. The Second Lupin Notice Letter asserts that its generic product will not infringe the ’947 patent and the ‘197 patent and/or that the ’947 patent and the ‘197 patent are invalid or unenforceable. On January 24, 2025, we, Bioprojet and Bioprojet Pharma filed a complaint in the United States District Court for the District of Delaware for patent infringement of the ’947 patent and the ‘197 patent against Lupin.

In March 2025, the Company reached an agreement with Annora to resolve the dispute over Annora’s ANDA for a generic pitolisant hydrochloride product. Under the terms of the settlement agreement, the litigation between the parties in the United States District Court for the District of Delaware was ended on March 31, 2025, and Annora will have a license to sell its generic product beginning January 2030, or earlier under certain circumstances.

In June 2025, the Company reached an agreement with Lupin to resolve the dispute over Lupin’s ANDA to market a generic version of WAKIX. Under the terms of the settlement agreement, the litigation between the parties in the United States District Court for the District of Delaware will be dismissed, and Lupin will have a license to sell its generic product beginning January 2030, or earlier under certain circumstances.

The resolution of one or more of the ANDA litigation matters against the Company could have a significant negative effect on the Company’s results of operations.

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

Share Repurchase Program

In October 2023, the Company’s Board of Directors approved a share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200,000, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the three and six months ended June 30, 2025, and 2024, no shares of common stock were repurchased by the Company under the October 2023 Repurchase Program. As of June 30, 2025, the remaining amount of common stock authorized for repurchases was $150,000.

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

Stock options and SARs under the 2020 Plan have a 10-year contractual term and vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). RSUs vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). As of June 30, 2025, there were 8,620,499 shares of common stock available for issuance under the 2020 Plan. The number of shares that may be issued under the 2020 Plan automatically increases on January 1 of each year in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors.

2017 Stock Incentive Plan

In August 2017, the Company adopted an equity incentive plan (the “2017 Plan”). Under the 2017 Plan, directors, officers, employees, consultants, and advisors of the Company can be paid incentive compensation measured by the value of the Company’s shares of common stock through grants of stock options, SARs or restricted stock. Following the adoption of the 2020 Plan, no further grants have been, or will be, made under the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of outstanding awards granted under it.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2025:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value ($000's)
Awards outstanding—December 31, 2024	7,157,235	$32.48	6.7
Awards issued	1,347,981	$36.34
Awards exercised	(279,561)	$23.93
Awards forfeited	(213,758)	$34.90
Awards outstanding—June 30, 2025	8,011,897	$33.36	6.8	$29,800
Awards exercisable—June 30, 2025	4,942,003	$32.67	5.8	$24,912
Awards unvested—June 30, 2025	3,069,894	$34.48	8.4	$4,888

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2025, was $24.24. The total intrinsic value of stock options exercised for the six months ended June 30, 2025, was $3,400.

Stock Appreciation Rights

The following table summarizes SARs activity for the six months ended June 30, 2025:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value ($000's)
Awards outstanding—December 31, 2024	43,208	$9.38	4.3
Awards issued	—	$—
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—June 30, 2025	43,208	$9.38	3.8	$610
Awards exercisable—June 30, 2025	41,382	$9.19	3.8	$597

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2025:

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Awards outstanding—December 31, 2024	638,900	$30.90
Awards issued	458,650	$37.61
Awards vested	(170,795)	$30.78
Awards forfeited	(79,491)	$33.21
Awards outstanding—June 30, 2025	847,264	$34.34

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted-average per share fair value of awards issued under the 2020 Plan during the six months ended June 30, 2025, and 2024 was $37.61 and $30.62, respectively.

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

The assumptions used to value the awards are summarized in the following table.

	As of
	June 30, 2025	December 31, 2024
Dividend yield	0.00%	0.00%
Expected volatility	69.83 - 71.43%	69.84 - 72.98%
Risk-free interest rate	3.79 - 4.44%	3.51 - 4.65%
Lack of marketability discount	0.00%	0.00%
Expected term (years)	1.6 - 6.1	1.8 - 6.1

Stock-Based Compensation Expense

Stock-based compensation expense for the three and six months ended June 30, 2025, and 2024, was recorded in the unaudited condensed consolidated statements of operations and comprehensive income in the following line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense	$2,113	$1,683	$4,415	$3,054
Sales and marketing expense	1,652	2,100	4,396	4,094
General and administrative expense	7,629	7,180	15,033	14,249
	$11,394	$10,963	$23,844	$21,397

Stock-based compensation expense related to options and RSUs issued under the 2017 Plan and 2020 Plan is included in stockholder’s equity, and a liability for SARs is included in other non-current liabilities, in the Company’s unaudited condensed consolidated balance sheet. As of June 30, 2025, the total unrecognized stock-based compensation expense was $59,155 and $25,038 for stock options and RSUs, respectively. These amounts will be recognized in the Company’s consolidated statement of operations over a weighted average period of 2.6 years and 3.1 years for stock options and RSUs, respectively.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on April 30, 2021. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 629,805, which automatically increases on January 1 of each year in an amount equal to the lesser of (i) 1.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 11,772 and 10,707 shares issued under the ESPP for each of the three and six months ended June 30, 2025, and 2024, respectively. The discount on the ESPP was $65 and $78 for the three months ended June 30, 2025, and 2024, respectively, and $125 and $158 for the six months ended June 30, 2025, and 2024, respectively, and is recorded within stock-based compensation expense.

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

The following table summarizes segment revenue and significant segment expenses for the three and six months ended June 30, 2025, and 2024:

	Rare Neurological Diseases Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net product revenue	$200,489	$172,814	$385,222	$327,429
Less:
Cost of product sold (a)	38,147	32,140	70,134	59,617
Research and development (b)	33,046	19,305	65,284	40,123
Sales and marketing (c)	28,421	26,407	56,388	51,646
General and administrative (d)	20,334	13,996	38,212	26,486
Depreciation and amortization	5,967	6,052	11,935	12,176
Stock-based compensation	11,394	10,963	23,844	21,397
Interest expense	3,646	4,404	7,482	8,939
Interest income	(5,296)	(4,705)	(10,340)	(9,133)
Income tax expense	9,861	10,103	21,478	23,554
Other segment items (e)	15,193	42,558	15,469	42,699
Consolidated net income	$39,776	$11,591	$85,336	$49,925
(a)	Cost of product sold excluding depreciation.
(b)	Research and development excluding stock-based compensation and IPR&D.
(c)	Sales and marketing excluding stock-based compensation.
(d)	General and administrative excluding stock-based compensation, depreciation and amortization.
(e)	Other segment items include other expense, net and IPR&D charges.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income	$39,776	$11,591	$85,336	$49,925
Denominator
Net income per share of common stock - basic	$0.69	$0.20	$1.49	$0.88
Net income per share of common stock- diluted	$0.68	$0.20	$1.46	$0.87
Weighted average number of shares of common stock - basic	57,469,775	56,802,357	57,390,298	56,786,873
Weighted average number of shares of common stock - diluted	58,427,134	57,541,696	58,468,717	57,571,570

Securities outstanding and included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options, SARs, and RSUs to purchase common stock	957,359	739,339	1,078,419	784,697

Potential shares of common stock that were excluded from the computation of diluted weighted-average shares outstanding excluded from the numerator, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options, SARs, and RSUs to purchase common stock	7,945,010	7,629,250	7,823,950	7,583,892

18. INCOME TAXES

A reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate for the three and six months ended June 30, 2025, and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Stock-based compensation	(0.3)	(0.7)	0.1	(0.2)
State taxes	1.3	11.2	1.2	7.4
Credits	(2.7)	(2.6)	(2.6)	(1.6)
Nondeductible IPR&D	—	16.5	—	4.9
Valuation allowance	—	0.6	—	0.3
Other	0.6	0.6	0.4	0.3
Total	19.9%	46.6%	20.1%	32.1%

19. RELATED-PARTY TRANSACTIONS

The Company is a party to a right of use agreement with Paragon Biosciences, LLC (“Paragon”) whereby it has access to and the right to use certain office space leased by Paragon in Chicago, IL. In addition, the Company received consulting services from Paragon during the three and six months ended June 30, 2025. Paragon is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors is the Founder, Chairman and CEO of Paragon. The Company incurred $255 and $72 for each of the three months ended June 30, 2025, and 2024, respectively, and incurred $328 and $145 for the six months ended June 30, 2025, and 2024, respectively, in expenses to Paragon, which are included in general and administrative in the unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2025, and December 31, 2024, there were no amounts due to or due from Paragon included in the unaudited condensed consolidated balance sheets.

In June 2025, the Company entered into the CiRC Agreement with CiRC, an entity controlled by Paragon. The Company paid a $15,000 upfront payment to CiRC pursuant to the CiRC Agreement which was recorded as an IPR&D charge in research and development in the unaudited condensed consolidated statements of operations and comprehensive income. As of June 30, 2025, there were no amounts due to or due from CiRC under the CiRC agreement. Refer to Note 9, License Agreements, for further discussion regarding the CiRC Agreement.

20. SUBSEQUENT EVENT

On July 4, 2025, the "One Big Beautiful Bill Act" (the "OBBBA") was enacted into law. The OBBBA contains several changes to corporate taxation, including the allowance of immediate expensing of domestic research and development expenses. The Company is in the process of evaluating the impact of the OBBBA to our condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, products, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, statements about:

●	our commercialization efforts and strategy for WAKIX;
●	the rate and degree of market acceptance and clinical utility of pitolisant in additional indications, if approved, and any other product candidates we may develop or acquire, if approved;
●	our research and development plans, including our plans to explore the therapeutic potential of pitolisant in additional indications, progress developing the new Pitolisant Gastro-resistant (“Pitolisant GR”) and Pitolisant High Dose (“Pitolisant HD”) formulations, and the development of ZYN002, BP1-15205, clemizole hydrochloride (“EPX-100”) and other compounds;
●	our ongoing and planned clinical trials;
●	the availability of favorable insurance coverage and reimbursement for WAKIX;
●	the timing of, and our ability to obtain, regulatory approvals for pitolisant for other indications as well as any other product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and additional financing needs;
●	our ability to identify, acquire and integrate additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	significant competition in our industry;
●	our intellectual property position;

●	loss or retirement of key members of management;
●	failure to successfully execute our growth strategy, including any delays in our planned future growth;
●	our failure to maintain effective internal controls; and
●	the impact of government laws and regulations.

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

Our partner, Bioprojet completed a Phase 3 trial in pediatric patients with narcolepsy and submitted the trial data to the European Medicines Agency (the “EMA”) seeking approval for a pediatric narcolepsy indication. In January 2023, Bioprojet received a positive opinion from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) and in March 2023, the EMA granted approval for the marketing authorization of WAKIX for the treatment of narcolepsy with or without cataplexy in children six and older. Based on the data from the positive Phase 3 trial conducted by Bioprojet, we submitted an sNDA for pediatric narcolepsy in December 2023. In June 2024, we announced that the FDA approved our sNDA for WAKIX for the treatment of EDS in pediatric patients six years of age and older with narcolepsy. In addition, in June 2024, the FDA did not approve our sNDA seeking to expand the WAKIX label for the treatment of pediatric patients with cataplexy. In October

2024, we held a Type A meeting with the FDA to discuss the pediatric cataplexy indication and reached alignment on a path to sNDA resubmission, which is planned for the third quarter of 2025.

We remain committed to obtaining pediatric exclusivity for WAKIX. We believe the initiation of the PWS Phase 3 registrational trial, the TEMPO study, and our current data in pediatric narcolepsy, which resulted in the FDA’s approval of WAKIX in its current pediatric indication, are supportive of our efforts in obtaining pediatric exclusivity for WAKIX.

We have expanded our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients living with rare neurological diseases as well as patients living with other neurological diseases who have unmet medical needs. We target assets that will allow us to further leverage the expertise and infrastructure that we have successfully built at Harmony so we can optimize the benefit of internal synergies. Consistent with this objective, in July 2022, we entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby we obtained exclusive rights to manufacture, develop and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon the agreement of both parties. We have made progress in the development of two new formulations of pitolisant: Pitolisant GR and Pitolisant HD. Both formulations entered clinical studies in the fourth quarter of 2023. We received data from the Pitolisant GR pilot bioequivalence study, which supports further development of Pitolisant GR. We initiated the pivotal bioequivalence study in the first quarter of 2025 and anticipate the topline data readout in the fourth quarter of 2025. Our anticipated PDUFA date for Pitolisant GR is in 2026. We received data from the Pitolisant HD pilot pharmacokinetics study in June 2024, which also supports advancing this development program toward pivotal trials. Preparations are ongoing to initiate Phase 3 registrational trials in narcolepsy and idiopathic hypersomnia (“IH”) in the fourth quarter of 2025. Our anticipated PDUFA date for the Pitolisant HD narcolepsy and IH programs is in 2028. A phase 1b study was conducted to evaluate the safety and tolerability of pitolisant at repeat doses of up to 180mg and the initial results are consistent with the known safety profile of pitolisant and support advancement of the Pitolisant HD development program. Utility patents have been filed for Pitolisant GR and Pitolisant HD, with the potential for patent protection to the mid-2040’s.

In April 2024, we entered into a sublicense agreement with Bioprojet for an orexin-2 receptor agonist (OX2R) (“BP1.15205”) to be evaluated for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, we obtained the exclusive right to develop, manufacture and commercialize BP1.15205 in the United States and Latin American territories, which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of BP1.15205. In June 2025, we announced positive pre-clinical data demonstrating significant wake-promoting and cataplexy-suppressing effects in a standard transgenic mouse model of narcolepsy type 1, and presented safety data from the three month GLP toxicity studies in two different species. We plan to file an investigational medicinal product dossier (“IMPD”) with the EMA and begin first-in-human studies in the second half of 2025 with topline data anticipated in 2026.

In June 2025, we entered into a research collaboration, option and license agreement (the “CiRC Agreement”) with a related party, CiRC Biosciences, Inc. (“CiRC”). Under this agreement, Harmony and CiRC will collaborate on the research and development of two discovery-stage candidates (together the “Candidates”) using cell replacement therapy for the treatment of refractory epilepsies and treatment-resistant narcolepsy.

In August 2021, we acquired HBS-102, a Melanin-concentrating hormone receptor type 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. We acquired full development and commercialization rights for HBS-102 globally, but we have provided an indication-limited grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. We conducted a preclinical PoC study to assess the effect of HBS-102 on hyperphagia, weight gain and other metabolic parameters in a mouse model of PWS. The final report was received during the third quarter of 2024. In addition, a 13-week toxicology study has been completed. The results from these preclinical studies are encouraging.

Neurobehavioral Franchise

In October 2023, we acquired Zynerba Pharmaceuticals, Inc. (“Zynerba”), adding global rights to develop, manufacture and commercialize ZYN002, which is a pharmaceutically manufactured 100% synthetic, patent protected permeation enhanced cannabidiol gel for transdermal delivery. Transdermal delivery provides  better gastrointestinal tolerability and minimize the potential for drug interactions or impacts on liver function tests by avoiding first-pass metabolism in the liver. The most common adverse effect observed in clinical studies has been application site pain, which has occurred in less than 7% of patients. ZYN002 is currently working toward completion of a Phase 3 registrational trial, the RECONNECT study, for the treatment of Fragile X Syndrome (“FXS”), which was designed to confirm the positive findings from the prespecified analysis of the primary outcome in the subgroup of patients with complete methylation from the Phase 2/3 CONNECT study conducted by Zynerba. We believe the total addressable market for ZYN002 among patients with FXS is approximately 25,000 people based on an estimated current FXS prevalence of up to 87,000 cases and up to 40,000 diagnosed FXS cases. We have completed enrollment in our ZYN002 Phase 3 registrational trial and topline data is on track for the third quarter of 2025. ZYN002 has patent protection for the treatment of FXS until 2038. Based on the positive proof-of-concept (“PoC”) study data obtained by Zynerba in 22q deletion syndrome, another rare disorder with prominent neurobehavioral symptoms, we plan to initiate a Phase 3 registrational study in 2025 in 22q deletion syndrome, pending positive data from the RECONNECT study.

Rare Epilepsy Franchise

In April 2024, we acquired all of the outstanding capital stock of Epygenix Therapeutics, Inc. (“Epygenix”), pursuant to the terms of a stock purchase agreement (the “Epygenix Agreement”). As a result, we now have an exclusive license relating to the use of EPX-100 for the treatment of Dravet Syndrome (“DS”), Lennox-Gastaut Syndrome (“LGS”) and other developmental and epileptic encephalopathies (“DEEs”). Patients with both conditions often encounter severe refractory epilepsy and extreme co-morbidities or mortality without effective treatments, even with polypharmacy. As such, there is a recognized need for improved treatment options for both conditions. We believe the total addressable market for EPX-100 among patients with DS is approximately 5,000 people based on an estimated current DS prevalence of approximately 8,600 cases and approximately 7,000 diagnosed DS cases. We believe the total addressable market for EPX-100 among patients with LGS is approximately 35,000 people based on an estimated current LGS prevalence of approximately 48,000 cases and 44,000 diagnosed LGS cases. EPX-100 has been granted orphan drug designation and rare pediatric disease designation by the FDA for treatment of both DS and LGS. EPX-100 is currently in two Phase 3 registrational clinical trials, one for each of DS (the ARGUS Study) and LGS (the LIGHTHOUSE Study).

Additionally, we are currently developing a liquid formulation of lorcaserin for the treatment of DEEs (“EPX-200”), another asset acquired pursuant to the terms of the Epygenix Agreement. EPX-200 is currently in the pre-IND phase.

Commercial Performance Metrics

We have continued to see growth in the number of unique healthcare professional (“HCP”) prescribers of WAKIX since it became available in November 2019. As of June 30, 2025, there are approximately 9,000 HCPs who treat patients living with narcolepsy, with approximately 4,000 enrolled in oxybate risk-evaluation and mitigation strategies (“REMS”) and approximately 5,000 HCPs who do not participate in the oxybate REMS programs. The average number of patients on WAKIX for the three months ended June 30, 2025, was approximately 7,600. Additionally, as of June 30, 2025, we have formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States.

Financial Operations Overview

Net Product Revenue

Net product revenue includes revenue from product shipments less provisions for sales discounts and allowances, which includes trade allowances, rebates to government and commercial entities, and other discounts. Although we expect net sales to increase over time, provisions for sales discounts and allowances may fluctuate based on the mix of sales to different patient segments and/or changes in our estimates.

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

The shelf life of WAKIX is four years from the date of manufacture, with the earliest expiration of current inventory expected to be January 2027. We regularly review our inventory levels and expect write-offs from time to time. We will continue to assess inventory levels in future periods as demand for WAKIX and the rate of inventory turnover evolves. We currently have adequate supply of WAKIX to cover demand into the second quarter of 2027, with additional API on-hand inventory to support at least two years beyond this time frame.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for our personnel in executive, legal, finance and accounting, human resources, investor relations, and other administrative departments. General and administrative expenses also consist of office leases, legal fees, including ANDA litigation expenses, and professional fees, including tax and accounting, insurance and consulting fees.

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

Paragon Agreement

We are party to a right-of-use agreement with Paragon Biosciences, LLC (“Paragon”) whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. Additionally, we received consulting services from Paragon. We paid fees of $0.2 million and $0.3 million to Paragon related to rent and consulting services for the three and six months ended June 30, 2025, respectively.

Interest Expense

Interest expense consists primarily of interest expense on debt facilities, amortization of debt issuance costs and amortization of premiums on our debt securities.

Interest Income

Interest income consists primarily of cash interest earned on our cash and investment balances and accretion of the discount on our investments in debt securities.

Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Net product revenue	$200,489	$172,814	$385,222	$327,429
Cost of product sales	38,153	32,144	70,147	59,628
Gross profit	162,336	140,670	315,075	267,801
Operating expenses:
Research and development	50,159	63,583	84,699	85,772
Sales and marketing	30,073	28,507	60,784	55,740
General and administrative	33,924	27,224	65,167	52,900
Total operating expenses	114,156	119,314	210,650	194,412
Operating income	48,180	21,356	104,425	73,389

Other (expense) income, net	(193)	37	(469)	(104)
Interest expense	(3,646)	(4,404)	(7,482)	(8,939)
Interest income	5,296	4,705	10,340	9,133
Net income before provision for income taxes	49,637	21,694	106,814	73,479
Income tax expense	(9,861)	(10,103)	(21,478)	(23,554)
Net income	$39,776	$11,591	$85,336	$49,925

Net Product Revenue

Net product revenue increased by $27.7 million, or 16.0%, for the three months ended June 30, 2025, and increased by $57.8 million, or 17.7%, for the six months ended June 30, 2025, compared to the same periods in 2024. The increase for the three months ended June 30, 2025, was primarily due to a 10.0% increase in the number of units shipped, and the impact of a 7% price increase partially offset by higher rebates of approximately 1.0%. The increase for the six months ended June 30, 2025, was primarily due to a 13.2% increase in the number of units shipped, and the impact of a 7% price increase partially offset by higher rebates and co-pay assistance of approximately 2.0%. The price increase occurred in January 2025.

Cost of Product Sales

Cost of product sales increased by $6.0 million, or 18.7%, for the three months ended June 30, 2025, and increased by $10.5 million, or 17.6%, for the six months ended June 30, 2025, compared to the same period in 2024. Cost of product sales as a percentage of net product revenue was 19.0% and 18.2% for the three and six months ended June 30, 2025, respectively, compared to 18.6% and 18.2% for the three and six months ended June 30, 2024, respectively. The increase in cost of product sales was primarily due to higher royalties as a result of the increase in net product revenue of WAKIX.

Research and Development Expenses

The following table is a summary of our research and development expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(in thousands)			(in thousands)
Pitolisant	$6,343	$7,275	$(932)	$11,734	$16,385	$(4,651)
ZYN002	5,555	3,726	1,829	14,031	7,605	6,426
EPX-100	7,899	-	7,899	14,445	-	14,445
IPR&D	15,000	42,595	(27,595)	15,000	42,595	(27,595)
Pitolisant GR and Pitolisant HD	2,059	727	1,332	4,038	1,493	2,545
Personnel expenses	8,506	5,813	2,693	16,033	11,196	4,837
Stock-based compensation	2,113	1,684	429	4,415	3,055	1,360
Other research and development	2,684	1,763	921	5,003	3,443	1,560
Total	$50,159	$63,583	$(13,424)	$84,699	$85,772	$(1,073)

Research and development expenses decreased by $13.4 million, or 21.1%, for the three months ended June 30, 2025, and decreased by $1.1 million, or 1.3%, for the six months ended June 30, 2025, compared to the same periods in 2024. The decrease for the three months ended June 30, 2025 was primarily driven by $42.6 million in IPR&D charges related to the Bioprojet Sublicense Agreement ($25.5 million) and the acquisition of Epygenix ($17.1 million) that occurred during the three months ended June 30, 2024, and a $0.9 million decrease in clinical development associated with pitolisant, driven by a decrease in clinical trial expenses for the IH indication, partially offset by $15.0 million in IPR&D charges related to the CiRC Agreement during the three months ended June 30, 2025, a combined $11.1 million increase in research and development expenses for EPX-100, ZYN002 and Pitolisant GR and HD as we ramped up clinical trials and manufacturing, a $2.7 million increase in personnel costs associated with higher headcount, a $0.5 million increase in stock compensation associated with new equity awards and $0.9 million in other research and development expenses.

The decrease for the six months ended June 30, 2025 was primarily driven by $42.6 million in IPR&D charges related to the Bioprojet Sublicense Agreement ($25.5 million) and the acquisition of Epygenix ($17.1 million) that occurred during the six months ended June 30, 2024, and a $4.6 million decrease in clinical development associated with pitolisant, driven by a decrease in clinical trial expenses for the IH indication, partially offset by $15.0 million in IPR&D charges related to the CiRC Agreement during the six months ended June 30, 2025, a combined $23.4 million increase in research and development expenses for EPX-100, ZYN002 and Pitolisant GR and HD as we ramped up clinical trials and manufacturing, a $4.8 million increase in personnel costs associated with higher headcount, a $1.4 million increase in stock compensation associated with new equity awards and $1.5 million in other research and development expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.6 million, or 5.5%, for the three months ended June 30, 2025, and increased by $5.0 million, or 9.0%, for the six months ended June 30, 2025, compared to the same periods in 2024. The increase for the three months ended June 30, 2025, was primarily due to a $1.0 million increase in patient engagement and marketing activities and a $0.9 million increase in personnel costs offset by a $0.4 million decrease in stock compensation expense. The increase for the six months ended June 30, 2025, was primarily due to a $2.9 million increase in patient engagement and marketing activities, a $1.8 million increase in personnel costs and a $0.3 million increase in stock compensation expense. The increase in patient engagement and marketing activities for both comparable periods was driven by our continued growth of WAKIX and the increase in personnel costs and stock compensation was related to costs associated with the separation of an executive of the Company.

General and Administrative Expenses

General and administrative expenses increased by $6.7 million, or 24.6%, for the three months ended June 30, 2025, and increased by $12.3 million, or 23.2%, for the six months ended June 30, 2025, compared to the same periods in 2024. The increase in the three months ended June 30, 2025, was primarily due to a $6.1 million increase in legal and professional fees, primarily associated with patent lawsuits, a $0.5 million increase in stock compensation associated with new equity awards, and a $0.1 million increase in personnel costs associated with higher headcount. The increase in the six months ended June 30, 2025, was primarily due to a $10.6 million increase in legal and professional fees, primarily associated with patent lawsuits, a $0.8 million increase in stock compensation associated with new equity awards, and a $0.8 million increase in personnel costs associated with higher headcount.

Interest Expense

Interest expense decreased by $0.8 million, or 17.2%, for the three months ended June 30, 2025, and decreased by $1.5 million, or 16.3%, for the six months ended June 30, 2025, compared to the same periods in 2024. The decrease for the three and six months ended June 30, 2025, was primarily due to lower interest rates as a result of the reduction of the Term SOFR.

Interest Income

Interest income increased by $0.6 million, or 12.6%, for the three months ended June 30, 2025, and increased by $1.2 million, or 13.2%, for the six months ended June 30, 2025, compared to the same periods in 2024. The increase for the three and six months ended June 30, 2025, was primarily a result of having higher invested balances compared to the prior year.

Income Taxes

Income tax expense was $9.9 million, representing a 19.9% effective tax rate, for the three months ended June 30, 2025, compared to $10.1 million, representing a 46.6% effective tax rate, for the three months ended June 30, 2024. Income tax expense was $21.5 million, representing a 20.1% effective tax rate, for the six months ended June 30, 2025, compared to $23.6 million, representing a 32.1% effective tax rate, for the six months ended June 30, 2024. The decrease in our effective tax rate for both comparable periods was primarily driven by a $17.1 million IPR&D charge related to the Epygenix acquisition recognized during the three and six months ended June 30, 2024, which was nondeductible for tax purposes, an increase in the benefits from research and development and orphan drug credits and a decrease in state taxes. The effective tax rate of 19.9% for the three months ended June 30, 2025, included 1.3% in state income taxes, offset by a 2.7% benefit from credits. The effective tax rate of 20.1% for the six months ended June 30, 2025, included 1.2% in state income taxes, offset by a 2.6% benefit from credits.

Liquidity, Sources of Funding and Capital Resources

Overview

As of June 30, 2025, we had cash, cash equivalents, and investments of $672.3 million, outstanding debt of $173.8 million and retained earnings of $87.6 million.

The unaudited condensed consolidated financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We believe that our existing cash, cash equivalents and investments on hand as of June 30, 2025, will enable us to meet our operational liquidity needs and fund our potential investing activities for the next 12 months. We have based our liquidity and cash flow projections on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect.

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

The repayment schedule for the TLA Term Loan consists of $3.8 million quarterly principal payments, which commenced on December 31, 2023, increasing to $5.0 million quarterly principal payments beginning on December 31, 2025, with a $115.0 million payment due on the maturity date of July 26, 2028. The TLA Term Loan bears interest at a per annum rate equal to, at our option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on our senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on our senior secured net leverage ratio.

The TLA Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. We were in compliance with all covenants as of June 30, 2025.

Share Repurchases

In October 2023, our Board of Directors approved a share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200,000, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the three and six months ended June 30, 2025, no shares of common stock were repurchased by the Company under the October 2023 Repurchase Program. As of June 30, 2025, the remaining amount of common stock authorized for repurchases was $150.0 million.

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

Bioprojet Agreements

In April 2024, we entered into a sublicense agreement with Bioprojet for an orexin-2 receptor agonist (OX2R) (the “Licensed Compound”) to be evaluated for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, the Company obtained the exclusive right to develop, manufacture and commercialize the Licensed Compound in the United States and Latin American territories (the “Licensed Territories”), which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of the Licensed Compound. The Licensed Compound is currently in pre-clinical development with a Clinical Trial Application submission currently anticipated in the second half of 2025. Under the Sublicense, the Company paid Bioprojet an upfront license fee of $25.5 million and will also be obligated to pay up to $127.5 million upon achievement of development and regulatory milestones and up to $240.0 million upon achievement of sales-based milestones, as well as royalty rates in the mid-teens on potential sales in the Licensed Territories.

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

CiRC Agreement

In June 2025, we entered into a research collaboration, option and license agreement (the “CiRC Agreement”) with a related party, CiRC Biosciences, Inc. (“CiRC”). Under this agreement, we will collaborate on the research and development of two discovery-stage candidates (together the “Candidates”) using cell replacement therapy for the treatment of refractory epilepsies and treatment-resistant narcolepsy. As part of the CiRC Agreement, we paid CiRC an upfront fee of $15.0 million and we will also be obligated to pay $2.0 million upon the achievement of certain research milestones for each of the Candidates. In addition, we have an option to obtain an exclusive license for each of the Candidates that would grant us global rights to develop, manufacture and commercialize that Candidate. We would be obligated to pay an option exercise fee of $8.0 million, or $16.0 million in the aggregate if the options related to both Candidates were exercised, and we would be obligated upon achievement to pay future development, regulatory and sales-based milestones, as well as royalties on sales of any product derived from the Candidates.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2025, and 2024:

	Six Months Ended June 30,
	2025	2024

Selected cash flow data	(In thousands)
Cash provided by (used in):
Operating activities	$113,314	$73,758
Investing activities	(17,227)	(61,042)
Financing activities	(3,038)	(7,080)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025, primarily consisted of net income of $85.3 million adjusted for non-cash items of $23.8 million related to stock-based compensation expense, $15.0 million related to acquired IPR&D and $11.9 million related to intangible amortization and depreciation, partially offset by $10.8 million related to deferred tax assets. Net working capital excluding cash increased by $12.4 million, primarily driven by increases in accounts receivable due to higher net product revenue in the current period and an increase in accounts payable due to the timing of payments.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025, was $17.2 million, which was primarily attributable to $43.0 million in purchases of debt securities, a $15.0 million upfront fee paid to CiRC and $0.1 million in purchases of property and equipment, partially offset by $40.9 million from maturities of investments.

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

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025, was $3.0 million, which primarily consisted of $7.5 million in principal payments associated with the TLA Credit Agreement and $2.3 million of employee withholding tax payments related to stock-based awards, partially offset by $6.8 million in proceeds from the exercise of stock options.

Net cash used in financing activities for the six months ended June 30, 2024, was $7.1 million, which primarily consisted of $7.5 million in principal payments associated with the TLA Credit Agreement, partially offset by $0.7 million in proceeds from the exercise of stock options and $0.3 million of employee withholding tax payments related to stock-based awards.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. We invest a portion of our cash in investment-grade, interest-bearing securities. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize total return. In order to achieve these objectives, we invest in money market funds, U.S. government and agency securities, corporate bonds and commercial paper in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A-2/P-2/F2 from at least two National Recognized Statistical Rating Organizations. We do not have any direct investments in asset-backed securities, collateralized debt or loan obligations, or structured investment vehicles. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Based on our $427.7 million of investments in money market funds, U.S. treasury notes, corporate bonds and municipal obligations as of June 30, 2025, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of June 30, 2025, we had $173.8 million in borrowings outstanding. The Term Loan bears interest at a per annum rate equal to, at our option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on our senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on our senior secured net leverage ratio. Based on the $173.8 million of principal outstanding as of June 30, 2025, an immediate 10% change in the Term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation may affect us by potentially increasing costs such as labor and our clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for each of the three months ended June 30, 2025, and 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

HARMONY BIOSCIENCES HOLDINGS, INC.

By:	/s/ Jeffrey M. Dayno
Name:	Jeffrey M. Dayno
Title:	President, Chief Executive Officer and Director (principal executive officer)
Date:	August 5, 2025

By:	/s/ Sandip Kapadia
Name:	Sandip Kapadia
Title:	Chief Financial Officer and Chief Administrative Officer (principal financial officer)
Date:	August 5, 2025