Form 10-K
period 2025-12-31
Harmony Biosciences Holdings, Inc.
filed 2026-02-24
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,322.4 million. As of February 20, 2026, the registrant had 57,840,614 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025, are incorporated herein by reference in Part III where indicated.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

●	We are substantially dependent on the commercial success of our only approved product, WAKIX. If we are unable to maintain or increase sales of WAKIX, our ability to generate revenue and our financial condition will be adversely affected.
●	The continued commercial adoption of WAKIX and any other product candidates we develop will depend on the degree of their market acceptance.
●	We rely on our license agreements with Bioprojet to provide rights to the core intellectual property relating to pitolisant, and any termination or loss of significant rights under the agreement would adversely affect our development and/or commercialization of pitolisant.
●	Because a number of companies compete with us, many of which have greater resources than we do, and because we face rapid changes in science in our industry, we cannot be certain that our products will be accepted in the marketplace or capture market share.
●	Public health pandemics, such as the COVID-19 pandemic, may result in disruptions to our commercialization, clinical trials, manufacturing and other business operations, which could have a material adverse effect on our business, financial condition, operating results, cash flows and prospects.
●	We have a limited operating history and history of commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and assess our future viability.
●	We may not be successful in our efforts to identify other indications for pitolisant beyond EDS and/or cataplexy in adults and pediatric patients six years and older with narcolepsy identify or in-license or acquire, discover, develop or commercialize additional product candidates.
●	The regulatory approval process of the FDA is costly, lengthy and inherently unpredictable, and our business may be substantially harmed if experience insufficient results in the course of our business development or are ultimately unable to obtain regulatory approval for any of our ongoing development programs in other potential indications.
●	If we fail to obtain and sustain an adequate level of coverage and reimbursement for WAKIX and other product candidates by third-party payors, sales would be adversely affected.
●	We have made and may be required in the future to make significant payments to Bioprojet under our licensing and collaboration agreements for pitolisant.
●	Raising additional funds by issuing securities may cause dilution to existing shareholders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights to our technologies or product candidates.
●	WAKIX has been approved by the FDA for the treatment of EDS and/or cataplexy in adults and pediatric patients six years and older with narcolepsy. Regulatory approval is limited by the FDA to the specific indication for which approval has been granted and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing pitolisant for other indications. We may be subject to fines, penalties or injunctions if we are determined to have promoted or be promoting the use of pitolisant for unapproved or “off-label” uses, resulting in damage to our reputation and business.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

●	If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our current and future product candidates.
●	Our directors, officers and principal stockholders beneficially own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.
●	Future sales of our common stock in the public market, including sales by our directors, officers, or significant shareholders, could cause our share price to fall.

Item 1. Business.

Overview

We are cultivating a differentiated neuroscience company, rooted in innovation and driven by a commitment to addressing the unmet needs of patients living with neurological diseases. To date, we have focused on rare neurological diseases with a growing portfolio now spanning sleep/wake, rare epilepsy, and neurobehavioral and we are harnessing scientific insights and pioneering approaches to advance meaningful treatments that help patients thrive.

In July 2017, we entered into a License Agreement (as amended, the “2017 LCA”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby we acquired the exclusive right to commercialize the pharmaceutical compound pitolisant. Our lead product, WAKIX® (pitolisant) (“WAKIX”), is a first-in-class therapy with a novel mechanism of action designed to enhance histamine signaling in the brain by binding to H3 receptors. Since its initial FDA approval in 2019 for excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy and subsequent approvals for cataplexy in adult patients in 2020, EDS in pediatric patients six years and older in 2024 and cataplexy in pediatric patients six years and older in 2026, WAKIX has continued to reshape the treatment landscape for narcolepsy and remains the only FDA-approved treatment for narcolepsy that is not scheduled as a controlled substance by the U.S. Drug Enforcement Administration (“DEA”).

Beyond narcolepsy, we have taken a mechanistic-based approach to expanding the reach of pitolisant, advancing late-stage clinical programs exploring pitolisant in idiopathic hypersomnia (“IH”), Prader-Willi syndrome (“PWS”) and myotonic dystrophy type 1 (“DM1”) and continue to grow our impact in other rare neurological diseases. In July 2022, we entered into a License and Commercialization Agreement with Bioprojet (the “2022 LCA”) whereby we obtained exclusive rights to manufacture, develop and commercialize one or more next generation pitolisant based products in the United States and Latin America. Two of the next generation formulations, pitolisant Gastro-Resistant (“Pitolisant GR”) and pitolisant High-Dose (“Pitolisant HD”) are currently in clinical development.

In April 2024, we expanded into orexin science through a sublicense agreement with Bioprojet for an orexin 2 receptor agonist (“BP1.15205”) in preclinical development for narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, we obtained the exclusive right to develop, manufacture and commercialize BP1.15205 in the United States and Latin American territories, which are rights originally licensed from Teijin Pharma, the innovator of BP1.15205. We further broadened our portfolio into rare epilepsy with the acquisition of Epygenix Therapeutics, Inc., adding global rights to develop, manufacture and commercialize EPX-100, a serotonin (5HT-2) receptor agonist, and EPX-200, a selective 5HT-2C agonist. EPX-100 is in two Phase 3 registrational trials, one each for Dravet Syndrome (“DS”) and Lennox-Gastaut Syndrome (“LGS”), and EPX-200 is in the pre-IND phase for developmental and epileptic encephalopathies (“DEEs”).

In June 2025, we entered into a research collaboration, option and license agreement (the “CiRC Agreement”) with a related party, CiRC Biosciences, Inc. (“CiRC”). Under this agreement, Harmony and CiRC will collaborate on the research and development of two discovery-stage candidates, CBS105 for treatment-resistant narcolepsy and CBS104 for refractory epilepsy (together the “Candidates”), using cell replacement therapy for the treatment of refractory epilepsies and treatment-resistant narcolepsy.

Our innovative portfolio of assets reflects our dedication to novel science, innovative therapies and excellence in delivering these treatments to patients with serious medical conditions who have few or no available options.

Our operations are conducted by our wholly owned subsidiaries, Harmony Biosciences, LLC and Harmony Biosciences Management, Inc.

Commercial Product

Sleep/Wake Franchise

WAKIX (pitolisant). Pitolisant was developed by Bioprojet and approved by the European Medicines Agency (the “EMA”) in 2016 for the treatment of narcolepsy in adult patients with or without cataplexy and in 2021 for the treatment of EDS in adult patients with obstructive sleep apnea. We acquired an exclusive license to develop, manufacture and commercialize pitolisant in the United States pursuant to the 2017 LCA. Pitolisant was granted Orphan Drug designation for the treatment of narcolepsy by the FDA in 2010. It received Breakthrough Therapy designation for the treatment of cataplexy in patients with narcolepsy and Fast Track designation for the treatment of EDS and cataplexy in patients with narcolepsy in April 2018. In August 2019, WAKIX was approved by the FDA for the treatment of EDS in adult patients with narcolepsy, and its U.S. commercial launch was initiated in November 2019. In October 2020, WAKIX was approved by the FDA for the treatment of cataplexy in adult patients with narcolepsy. WAKIX was approved by the FDA for treatment of EDS and cataplexy in patients six years and older in 2024 and 2026, respectively.

WAKIX represents a novel approach to narcolepsy treatment. We believe that WAKIX offers a meaningfully differentiated product profile over current treatment options for the following reasons:

●	First-in-class molecule with a novel MOA. WAKIX is a first-in-class molecule with a novel mechanism of action (“MOA”) and is the only selective H3 receptor antagonist/inverse agonist approved by the FDA. Pitolisant is thought to work by regulating histamine, such that it activates wake-promoting neurons and inhibits sleep promoting neurons, which helps to stabilize states of sleep and wakefulness. We believe that these novel characteristics differentiate it from other narcolepsy treatments.

●	First-and-only non-scheduled treatment for narcolepsy. WAKIX is the first-and-only FDA-approved treatment for narcolepsy that is not scheduled as a controlled substance by the DEA. We believe one of the most significant unmet needs is the availability of non-scheduled treatment options.

●	WAKIX is not a stimulant. Stimulants are one of the most commonly prescribed treatments for patients with narcolepsy and have the potential for abuse so their use must be considered carefully by health care providers (“HCPs”) and patients. Unlike stimulants, in clinical trials, WAKIX showed no evidence for the development of drug tolerance or withdrawal symptoms. In addition, unlike stimulants, WAKIX does not increase dopamine levels in the brain’s reward center, which contributes to its lack of abuse potential.

●	WAKIX can be used as monotherapy or administered concomitantly with other narcolepsy treatments. Narcolepsy is a difficult disorder to manage, and the majority of narcolepsy patients often require multiple medications to treat their symptoms. WAKIX was studied in combination with each of modafinil and sodium oxybate (two common treatments for narcolepsy) and demonstrated no effect on the pharmacokinetic (“PK”) profile of either treatment, and neither treatment had a clinically relevant effect on the PK profile of WAKIX. We believe the ability of WAKIX to be taken as monotherapy or concomitantly with other narcolepsy medications affords HCPs the flexibility to better manage their patients with narcolepsy.

●	WAKIX is a once-daily oral tablet administered in the morning upon wakening. Patients have identified a need for treatment options that are easier to take and are dosed less frequently. We believe that once-daily dosing with WAKIX addresses this need and may help improve patient compliance with treatment.

The U.S. narcolepsy market had an approximate net sales value of $3.1 billion in 2025. The market is expected to continue to grow based on several factors, including, but not limited to, the introduction of new innovative therapies that offer novel mechanisms of action resulting in improved safety/tolerability profiles while delivering clinically meaningful efficacy, additional investment in education, increased rates of diagnosis, and population growth.

Net product revenue related to the sales of WAKIX was $868.5 million for the year ended December 31, 2025. As of December 31, 2025, we continued to see growth in unique HCPs prescribing WAKIX since it became available in November 2019. The average number of patients on WAKIX in the fourth quarter of 2025 was approximately 8,500.

Our Development Pipeline

Development Pipeline Chart

Sleep/Wake Franchise

Pitolisant. We believe that pitolisant’s ability to regulate histamine and histaminergic signaling gives it the potential to provide therapeutic benefit in other disorders that are mediated through the H3 receptor and histamine signaling and offers a portfolio in a product opportunity. We have continued to pursue label expansion of WAKIX in narcolepsy and seek new indications in rare neurological disease patient populations that have EDS as a prominent symptom, along with other symptoms mediated by central nervous system (“CNS”) histamine signaling including:

Idiopathic Hypersomnia

IH is a rare central disorder of hypersomnolence characterized by EDS, non-refreshing sleep and sleep inertia. There are approximately 80,000 patients with IH in the U.S., with approximately 40,000 diagnosed. Pitolisant was studied in a phase 3 registrational study for treatment of symptoms of IH. However, pitolisant did not show a statistically significant difference compared to placebo in the randomized withdrawal period of the study, despite showing clinically meaningful improvements in the initial open-label part of the study. An sNDA was submitted and we received a refusal-to-file letter in February 2025. We are currently pursuing IH with Pitolisant HD.

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

In December 2020, we initiated a Phase 2 proof-of-concept clinical trial to evaluate pitolisant for the treatment of EDS and other key symptoms in patients with PWS, including behavioral symptoms and cognitive impairment. Topline results from this clinical proof-of-concept trial were reported in November 2022 and showed a positive signal on improvement in the primary outcome related to EDS. Based on the positive signals from our Phase 2 proof-of-concept signal detection clinical trial, an End-of-Phase 2 meeting with the FDA was held in June 2023. We have aligned with the FDA on the proposed Phase 3 study design to support further investigation of pitolisant as a potential treatment to address the unmet medical need for children, adolescents and adults with PWS experiencing EDS, for which there is currently no approved treatment. The Phase 3 TEMPO study in patients with PWS has the potential to serve as a registrational trial and will support our efforts to seek pediatric exclusivity for pitolisant. In February 2024, the FDA granted Orphan Drug designation to pitolisant for the treatment of PWS. We initiated the Phase 3 TEMPO study in the first quarter of 2024.

We remain committed to obtaining pediatric exclusivity for WAKIX. The initiation of the PWS Phase 3 registrational trial, the TEMPO study, and the data in pediatric narcolepsy are supportive of our efforts in obtaining pediatric exclusivity for WAKIX. Our partner, Bioprojet completed a Phase 3 trial in pediatric patients with narcolepsy and in March 2023, the EMA granted approval for the marketing authorization of WAKIX for the treatment of narcolepsy with or without cataplexy in children six and older. Based on the data from the positive Phase 3 trial conducted by Bioprojet, we submitted an sNDA for pediatric narcolepsy in December 2023. In June 2024, we announced that the FDA approved our sNDA for WAKIX for the treatment of EDS in pediatric patients six years of age and older with narcolepsy. In addition, in June 2024, the FDA did not approve our sNDA seeking to expand the WAKIX label for the treatment of pediatric patients with cataplexy. In October 2024, we held a Type A meeting with the FDA to discuss the pediatric cataplexy indication and reached alignment on a path to sNDA resubmission, which was submitted in the third quarter of 2025. In February 2026, the FDA approved WAKIX for the treatment of cataplexy in pediatric patients six years and older with narcolepsy.

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

Next Gen Pitolisant Formulations: Pitolisant Gastro-Resistant and Pitolisant High-Dose

In July 2022, we entered into the 2022 LCA with Bioprojet whereby we obtained exclusive rights to manufacture, develop and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon the agreement of both parties (see “Strategic Agreements” below). The 2022 LCA expands our opportunity in narcolepsy, and potentially other indications mutually agreed upon by the parties.

Pursuant to the 2022 LCA, we have made progress in the development of two new formulations of pitolisant: Pitolisant GR and Pitolisant HD. Both formulations entered clinical studies in the fourth quarter of 2023. We received data from the Pitolisant GR pilot bioequivalence study, which supports further development of Pitolisant GR. In addition, we completed the a dosing optimization study that supports initiating pitolisant GR at the therapeutic dose of 17.8mg without titration. We initiated the pivotal bioequivalence study in the first quarter of 2025 and announced positive topline data in November 2025. The pivotal bioequivalence study confirmed that 17.8mg of pitolisant GR is bioequivalent to existing 17.8mg WAKIX tablets. The pitolisant GR versus WAKIX area under the curve and Cmax ratios (%) were 108.46 h*ng/mL (90% CI 103.74 – 113.41) and 99.65 ng/mL (90% CI 91.95 – 108.00), respectively. No new safety or tolerability issues were reported. Additionally, the topline data from the dosing optimization study of pitolisant GR showed 100% of patients successfully initiated treatment at the therapeutic dose of 17.8mg, eliminating the need for dose titration. With positive findings from both the pivotal bioequivalence and dosing optimization studies, we are on track to submit a New Drug Application (“NDA”) for Pitolisant GR in early 2026 with a target PDUFA date in the first quarter of 2027. We received data from the Pitolisant HD pilot pharmacokinetics study in June 2024, which also supports advancing this development program toward pivotal trials. In addition, we submitted an Investigational New Drug (“IND”) application for pitolisant HD with the FDA to initiate Phase 3 registrational trials in narcolepsy and idiopathic hypersomnia (“IH”) in the fourth quarter of 2025. After receiving “Study May Proceed” letters from the FDA, the Phase 3 registrational study in narcolepsy, ONSTRIDE1, and the Phase 3 registrational study in IH, ONSTRIDE2, were initiated. We anticipate topline data from both studies in 2027 and a potential PDUFA date for the Pitolisant HD narcolepsy and IH programs in 2028. Utility patents have been filed for Pitolisant GR and Pitolisant HD, with the potential for patent protection to the mid-2040s.

We are exploring an opportunity to evaluate of new formulation of pitolisant for the treatment of fatigue in larger CNS indications The histaminergic mechanism of action is uniquely positions to address all three different dimensions of fatigue – physical, emotional and cognition. We have generated clinical data to support the utility of pitolisant to treat fatigue in the phase 2 proof-of-concept study in DM1, and in a phase 3 study for the treatment of residual sleepiness in patients with obstructive sleep apnea. We plan to evaluate this new formulation for fatigue in broader indications. with fatigue in multiple sclerosis (“MS”) as the lead indication, and to explore other potential opportunities such as fatigue in stroke and Parkinson’s disease. Our current efforts are focused on formulation optimization with new modes of delivery and towards a Phase 1 PK study.

BP1.15205. In April 2024, we entered into the Sublicense with Bioprojet for BP1.15205, an orexin 2 receptor agonist for the treatment of narcolepsy and other potential indications. Under the Sublicense, we have obtained the exclusive right to develop, manufacture and commercialize BP1.15205 in the United States and Latin American territories, which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of BP1.15205. In June 2025, we announced positive pre-clinical data demonstrating significant wake-promoting and cataplexy-suppressing effects in a standard transgenic mouse model of narcolepsy type 1and presented safety data from the three-month GLP toxicity studies in two different species. We filed an investigational medicinal product dossier (“IMPD”) with the EMA and began first-in-human studies in the fourth quarter of 2025 and are on-track to receive clinical PK data in mid-2026.

HBS-102. In August 2021, we acquired HBS-102, a Melanin-concentrating hormone receptor type 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. We acquired full development and commercialization rights for HBS-102 globally, but we have provided an indication-limited grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. We conducted a preclinical PoC study to assess the effect of HBS-102 on hyperphagia, weight gain and other metabolic parameters in a mouse model of PWS. The final report was received during the third quarter of 2024 and the results are consistent with the expected results. In addition, a 13-week toxicology study has been completed, and we believe the results are encouraging. We are evaluating HBS-102 in other pre-clinical experiments for additional potential indications.

Rare Epilepsy Franchise

EPX-100 (clemizole hydrochloride). EPX-100 is a serotonin (5HT-2) receptor agonist evaluated for DEEs, initially in DS and LGS, because of the established serotonergic mechanism of action in DEEs and based on the positive results from the zebra fish model. Patients with DS and LGS often encounter severe refractory epilepsy and extreme co-morbidities or mortality without effective treatments, even with polypharmacy. As such, there is a recognized need for improved treatment options for both conditions. We believe the total addressable market for EPX-100 among patients with DS is approximately 5,000 people based on an estimated current DS prevalence of approximately 8,600 cases and approximately 7,000 diagnosed DS cases. We believe the total addressable market for EPX-100 among patients with LGS is approximately 35,000 people based on an estimated current LGS prevalence of approximately 48,000 cases and 44,000 diagnosed LGS cases. EPX-100 has been granted orphan drug designation and rare pediatric disease designation by the FDA for treatment of both DS and LGS. EPX-100 is currently in two Phase 3 registrational clinical trials, one for each of DS (the ARGUS Study) and LGS (the LIGHTHOUSE Study). In December 2025, we announced initial open-label extension data from the ARGUS Study, which showed clinically meaningful reductions in seizure activity in participants with DS and a favorable benefit-risk  profile.

EPX-200 (liquid formulation of lorcaserin). We are currently developing EPX-200, a selective 5HT-2C agonist for DEEs. EPX-200 is currently in the pre-IND phase.

Neurobehavioral Franchise

In October 2023, we acquired Zynerba Pharmaceuticals, Inc. (“Zynerba”), adding global rights to develop, manufacture and commercialize ZYN002, which is a pharmaceutically manufactured 100% synthetic, patent protected permeation enhanced cannabidiol gel for transdermal delivery. In September 2025, we completed a Phase 3 registrational trial of ZYN002, the RECONNECT study, for the treatment of Fragile X Syndrome (“FXS”), which was designed to confirm the positive findings from the prespecified analysis of the primary outcome in the subgroup of patients with complete methylation from the Phase 2/3 CONNECT study conducted by Zynerba. The RECONNECT study did not meet the primary endpoint of improvement in social avoidance primarily due to a higher-than-expected placebo response rate. Additionally, an open-label phase 2 proof-of-concept study conducted by Zynerba showed positive signals for ZYN002 in the treatment of behavioral symptoms associated with 22q deletion syndrome, a disorder caused by a small missing piece on the long arm of the 22nd chromosome. After an in-depth review of the data from the RECONNECT study, the ZYN002 program in FXS is being phased out and we are no longer pursuing an indication for 22q deletion syndrome.

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

WAKIX competes with currently FDA-approved products for the treatment of EDS and/or cataplexy in adults and pediatric patients six years and older with narcolepsy, all of which are controlled substances. Jazz Pharmaceuticals’ Xyrem (sodium oxybate) is an FDA-approved product for the treatment of cataplexy or EDS in patients 7 years of age and older with narcolepsy. Xyrem is a Schedule III controlled substance available only through a restricted access Risk Evaluation and Mitigation Strategy (“REMS”) program. Xywav, a lower sodium formulation of Xyrem, was approved in July 2020, (became commercially available in November 2020), and is also a Schedule III controlled substance subject to the same restricted access REMS program as Xyrem. Provigil and Nuvigil, which are Schedule IV WPAs, and stimulants such as methylphenidate and amphetamine (both Schedule II controlled substances), are approved for the treatment of EDS in narcolepsy. Anti-depressants and certain other agents are sometimes used off-label for the treatment of cataplexy in narcolepsy. Axsome’s Sunosi (solriamfetol) was approved by the FDA in March 2019 and launched in July 2019. Sunosi (solriamfetol) is a Schedule IV controlled substance and is indicated to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea. It is not indicated for cataplexy in patients with narcolepsy. Additionally, Avadel Pharmaceuticals (acquired by Alkermes Plc in February 2026) launched a once nightly formulation version of sodium oxybate in June 2023. As of January 2023, Xyrem is now available as generic sodium oxybate – one version is marketed by Hikma Pharmaceuticals through their agreement with Jazz Pharmaceuticals (launched in January 2023), and the other version is marketed by Amneal Pharmaceuticals through their agreement with Jazz Pharmaceuticals (launched in July 2023). Additionally, in September 2025, the FDA approved Amneal Pharmaceuticals’ abbreviated new drug application (“ANDA”) for a generic sodium oxybate oral solution for cataplexy and EDS in individuals with narcolepsy. Other potential future competitive products are currently in development, including Axsome Therapeutics’ AXS-12 (reboxetine) product candidate, Suven Life Sciences’ SUVN-G3031 H3 inverse agonist product candidate, NLS Pharmaceutics mazindol ER product candidate and orexin 2 receptor agonist product candidates from Takeda, Jazz Pharmaceuticals/Sumitomo Pharma, Centessa and Alkermes among others.

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

PWS and DM1. Currently, there is one FDA approved therapy for PWS, Vykat XR (diazoxide choline), which was approved in March 2025 and is sold by Soleno Therpeutics. Additionally, we are aware of several companies pursuing clinical development of therapies for PWS including, but not limited to, product candidates from Aardvark Therapeutics, Inc., Rhythm Pharmaceuticals, Inc. and Palobiofarma. Additionally, for DM1, there are several companies pursuing clinical development of therapies including, but not limited to, product candidates from Avidity Biosciences, Inc., Vertex Pharmaceuticals, Inc., Entrada Therapeutic, Inc. and PepGen, Inc.

DS and LGS. There are multiple FDA approved therapies for the treatment of DS, LGS or both DS and LGS including, but not limited to, products from Jazz Pharmaceuticals for the treatment of DS and LGS, UCB for the treatment of DS and LGS, Biocodex for the treatment of DS, Eisai Co., Ltd. for the treatment of LGS, Janssen for the treatment of LGS, GlaxoSmithKline for the treatment of LGS, and Assertio Holdings for the treatment of LGS. We are also aware of several companies pursuing clinical development of therapies including, but not limited to, product candidates from Stoke Therapeutics for the treatment of DS, Encoded for the treatment of DS, Lundbeck for the treatment of DEE (including DS and LGS), Bright Minds for the treatment of DEE (including DS and LGS), and Praxis Precision Medicines for the treatment of DEE (including DS and LGS).

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

Our current supply chain for WAKIX involves several manufacturers that specialize in specific operations of the manufacturing process, specifically, intermediate and starting material manufacturing, drug substance manufacturing, and drug product manufacturing, labeling and secondary packaging, and distribution services:

●	Interor S.A. manufactures our BF4 and BF6 intermediate and starting material used in the active pharmaceutical ingredient (“API”).
●	Corden Pharma Chenôve SAS, a full-service contract development and manufacturing organization (“CDMO”) manufactures our API.
●	Procos, S.p.A. operates as an alternate drug substance manufacturing site for WAKIX API.
●	Patheon UK Limited and Patheon Pharmaceuticals, Inc., CDMOs owned by Thermo Fisher Scientific Inc., manufacture our finished product tablets.
●	Pharma Packaging Solutions, LLC dba Tjoapack, LLC, fills unlabeled bottles and performs labeling and secondary packaging.
●	Cardinal Health, Inc. is our third-party logistics provider and manages reverse distribution, pharmaceutical returns and product recall, if needed.

We depend on two suppliers of the active pharmaceutical ingredient (“API”) for our commercial product, WAKIX, and single API suppliers for each of our potential product candidates.

Customers

For the year ended December 31, 2025, three customers accounted for 100% of gross product revenue; Caremark LLC accounted for 38% of gross product revenue; Accredo Health Group, Inc. accounted for 36% of gross product revenue; and PANTHERx Specialty Pharmacy LLC accounted for 26% of gross product revenue.

License and Commercialization Agreements with Bioprojet

In July 2017, we and Bioprojet entered into the 2017 LCA. Bioprojet granted to us an exclusive license to commercialize, in the United States and its territories, commonwealths, and protectorates, including Puerto Rico, a product containing pitolisant currently known as WAKIX for narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, Parkinson’s disease, and any other indication agreed upon by the parties which currently include PWS and DM (“the field”), as well as rights to related patent rights, know-how, trademarks, trade dress, regulatory filings and approvals (the “Bioprojet Assets”). Bioprojet also granted us a co-exclusive (with Bioprojet) license to Bioprojet Assets to clinically develop and register the pitolisant product in the field in the United States. Bioprojet retains the right to manufacture the product in the United States, and to develop outside the United States and commercialize other products that contain pitolisant as an active ingredient anywhere in the world. Bioprojet also granted us an exclusive license to use certain trademarks and trade names in connection with the commercialization of the product under the Bioprojet License Agreement.

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

In April 2024, we entered into the Sublicense with Bioprojet for BP1.15205 to be evaluated for the treatment of narcolepsy and other potential indications. Under the Sublicense, we obtained the exclusive right to develop, manufacture and commercialize BP1.15205 in the United States and Latin American territories (the “Licensed Territories”), which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of BP115205. BP1.15205 is currently in pre-clinical development with IMPD submission anticipated in mid-2025. Under the Sublicense, we paid Bioprojet an upfront license fee of $25.5 million, which we recognized as an IPR&D charge recorded in research and development within the consolidated statements of operations and comprehensive income for the year ended December 31, 2024. In November 2025, we achieved a clinical milestone for BP1.15205 that triggered a $4.3 million payment to Bioprojet under the Sublicense, which was paid in December 2025. We will also be obligated to pay up to $123.2 million upon the achievement of other development and regulatory milestones and up to $240.0 million upon the achievement of certain sales-based milestones, as well as royalty rates in the mid-teens on any sales of product using BP1.15205 in the Licensed Territories.

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

Our WAKIX patent portfolio consists of four U.S. patents and a U.S. patent application exclusively licensed to us from Bioprojet under the 2017 LCA. One U.S. Patent, No. 8,207,197, which has claims directed to the polymorph, i.e., a specific crystalline form, of pitolisant in WAKIX, and methods for preparing that polymorph of pitolisant, is expected to expire in March 2030 based on a granted request for patent term extension, and patent term adjustment, but without taking into consideration any possible pediatric exclusivity. A second U.S. Patent, No. 8,486,947, has claims directed to methods of treating excessive daytime sleepiness by administering pitolisant, which is expected to expire in September 2029 based on patent term adjustment. U.S. Patent No. 12,145,916 has composition claims directed to a second polymorph of pitolisant, and is expected to expire in March 2044, not including any possible extension of patent term.

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

Our HBS-102 patent portfolio comprises three patent families. The first patent family includes U.S. Patent No. 8,637,501, which has claims to certain melanin-concentrating hormone (MCH-1) receptor antagonists as compositions of matter, as well as methods of making the antagonists, and methods of use for treating obesity, anxiety, and depression, which is expected to expire in April 2031 based on patent term adjustment and without taking into consideration any possible patent term extension. A second patent family comprises three issued U.S. patents (Nos. 8,716,308; 9,296,743; and 9,650,378), and issued patents in Australia, Brazil, Canada, China, Germany, Spain, France, United Kingdom, Israel, Italy, Japan, Korea, Mexico, and New Zealand. The patents have claims directed to certain human MCH-1 receptor-selective antagonists as compositions of matter, and are expected to expire in June 2031 (the ‘308 patent) and January 2029 (the ‘743 and ‘378 patents, as well as the international patents). The third patent family comprises pending applications in the United States., Europe, Japan, China, and Hong Kong which have claims directed to therapeutic combinations or formulations of drugs comprising a melanin-concentrating hormone (“MCH-1”) receptor antagonist, and methods of treating or preventing hyperphagia, moderate to severe binge eating disorder, and bulimia nervosa, among other disorders, and management of obesity using an MCH-1 receptor agonist, and also has claims to certain MCH-1 receptor antagonists as compositions of matter.

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

We and/or our licensors also rely on protections under trade secret laws, and seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Our trade secrets include, for example, certain program specific synthesis, formulations, patient selection strategies and certain aspects of our research. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us, and for employees and consultants to enter into invention assignment agreements with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Where applicable, the agreements provide that all inventions to which the individual contributed as an inventor shall be assigned to us, and as such, will become our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

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

Furthermore, an independent Institutional Review Board (“IRB”) at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on their www.clinicaltrials.gov website.clinicaltrials.gov.

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

Marketing Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an ANDA or an NDA submitted under Section 505(b)(2) (“505(b)(2) NDA”) submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that (i) affects fewer than 200,000 individuals in the United States, or (ii) if it affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants an Orphan Drug Designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Among other benefits of an Orphan Drug Designation are tax credits for certain research and a waiver of the user fee for the NDA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. The ACA was signed into law in 2010, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. Among the provisions of the ACA of importance to us and our business are an increase of the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; expansion of manufacturer Medicaid rebate liability to include drugs paid by Medicaid managed care organizations; a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs;  the new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research; and the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been judicial, executive and Congressional legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.

Other legislative changes have also been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers. The American Rescue Plan Act of 2021 eliminated the statutory cap on manufacturers’ Medicaid drug rebate liability, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products in an attempt to control drug costs. The Inflation Reduction Act (the “IRA”) was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010.  Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which became effective in 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

Under the IRA manufacturer discount program that replaced the previous coverage gap discount program as of January 1, 2025, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which is $2,000 beginning in 2025). The IRA allows the 10 and 20 percent discounts to be phased in over time for certain drugs for “specified manufacturers.” CMS informed us that we are deemed a specified small manufacturer. We are still evaluating the potential impact of this status on our future revenues.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program.  Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of WAKIX or any other product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and may have a negative impact on our ability to receive adequate revenues for WAKIX. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

We expect that additional state and federal healthcare reform measures, particularly in light of the new presidential administration, will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

Facilities

Our corporate headquarters are located at 630 W. Germantown Pike, Plymouth Meeting, Pennsylvania. In December 2020, we leased additional office space at this same location, which increased our footprint to approximately 35,781 square feet of office space. In November 2025, we extended the lease for our corporate headquarters through March 31, 2031. As of December 31, 2025, 101 of our employees are located at our corporate headquarters. Pursuant to our right of use agreement with Paragon Biosciences, LLC (“Paragon”), we also utilize office space at 330 N. Wabash Ave, Suite 3500, Chicago, Illinois 60611, where 7 of our employees are located.

Human Capital Management

As of December 31, 2025, we had 293 full-time employees, 135 dedicated to commercial functions, which includes sales, marketing, market access, commercial operations, and insights, and 103 dedicated to research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Historically, our business has been substantially dependent on WAKIX and our financial results have been significantly influenced by sales of WAKIX, which was approved for the treatment of EDS in adult patients with narcolepsy in August 2019 and for the treatment of cataplexy in adult patients with narcolepsy in October 2020. In June 2024, the FDA approved WAKIX for the treatment of excessive daytime sleepiness in pediatric patients six years and older with narcolepsy. In February 2026, the FDA approved WAKIX for the treatment of cataplexy in pediatric patients six years and older with narcolepsy. In addition to the risks discussed elsewhere in this section, our ability to generate revenue from sales of WAKIX depends on a number of factors, including, but not limited to:

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

In our efforts to market WAKIX for the treatment of EDS and/or cataplexy in adults and pediatric patients six years and older with narcolepsy, our revenue is dependent, in part, on the size of the markets in the United States, or in other territories where we may seek and obtain regulatory approval, the number of competitors in such markets, the acceptance of the price of WAKIX in those markets and the ability to obtain reimbursement at any price. If the number of our addressable patients is not as large as we estimate or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of WAKIX. If we are not able to generate substantial revenue from the sale of WAKIX, we may not remain profitable.

The continued commercial success of WAKIX and any other product candidates we develop will depend on the degree of their market acceptance.

Even with the requisite approvals from the FDA and other regulatory authorities, the continued commercial success of WAKIX for the treatment of EDS and/or cataplexy in adults and pediatric patients six years and older with narcolepsy, and any other indications and product candidates we may develop, will depend on the degree of their acceptance by physicians, patients, third-party payors and others in the medical community. If WAKIX or any other product candidates we develop do not achieve an adequate level of market acceptance, we may not generate significant product revenue or any profits from operations. The degree of market acceptance of WAKIX or any other product candidates we develop, if approved for commercial sale, will depend on a number of factors, some of which are beyond our control, including:

●	the safety and efficacy of the product as demonstrated in clinical trials;
●	the perception of physicians, patients, third-party payors and others in the medical community of the relative safety, efficacy, convenience, effect on quality-of-life and cost-effectiveness of the product, compared to those of other available treatments;
●	the product’s approved labeling, including the description of the product’s approved indications, the description of its efficacy, including the endpoints in which it showed an improvement, and the prevalence and severity of any side effects, including any associated limitations or warnings;
●	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
●	our ability to differentiate WAKIX or other approved products from other treatments in the same space;
●	the adoption of WAKIX as a first-line therapy for EDS and/or cataplexy in adults and pediatric patients six years and older with narcolepsy;
●	the prevalence and severity of any side effects, including those that may be discovered following approval and commercialization;
●	the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	the publicity concerning our products or competing products and treatments;
●	product liability litigation alleging injuries relating to our products or similar classes of drugs;
●	any post-approval study requirements for our products and the results thereof; and
●	sufficient third-party insurance coverage and reimbursement.

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

We may not be successful in our efforts to identify other indications for pitolisant beyond EDS and/or cataplexy in adults and pediatric patients six years and older or, in-license, acquire, discover, develop or commercialize additional product candidates or on-market products.

Although a substantial amount of our effort is focused on the commercialization of WAKIX for the treatment of EDS and/or cataplexy in adults and pediatric patients six years and older with narcolepsy, we also may seek to identify, in-license or acquire, discover, develop and commercialize additional product candidates in the rare neurological disorders field, such as our recent Epygenix acquisition, and to identify other indications for pitolisant beyond the treatment of EDS and/or cataplexy in adults and pediatric patients six years and older with narcolepsy. We cannot assure you that our efforts to do so will be successful. Even if we are successful at in-licensing or acquiring additional product candidates, their requisite development activities may require substantial resources, and we cannot assure you that these development activities will result in regulatory approvals. We also cannot assure you that our efforts to develop and commercialize pitolisant for other indications beyond the treatment of EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy will be successful.

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

In the event of any of the foregoing, if we do not have an alternative supplier or manufacturer in place, we would be required to expend substantial management time and expense to identify, qualify and transfer technical processes to alternative suppliers or manufacturers. Transferring technology to other sites may require additional processes, technologies and validation studies, which are costly, may take considerable amounts of time, may not be successful and, in most cases, require prior review and approval by the FDA. Any need to find and qualify new suppliers or manufacturers could significantly delay production of WAKIX, adversely impact our ability to market WAKIX, adversely impact the conduct of our clinical trials and adversely affect our business. There can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. While we currently maintain a robust supply of raw material inventory and a 12 month supply of finished goods inventory to ensure product availability, any interruption in the supply of a drug substance or other material or in the manufacture of WAKIX or our product candidates could have a material adverse effect on our business, financial condition, operating results and prospects.

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

We commenced operations in 2017 and, as of December 31, 2025, had 293 employees. As we advance the development of pitolisant in other indications and commercialize WAKIX as a treatment for EDS in adult patients with narcolepsy and cataplexy in adult patients with narcolepsy, we must continue to grow the size of the organization. Future growth will impose significant added responsibilities on members of management, including:

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

Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence into our business processes both in our own development and implementation of models and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies.

The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain processes to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The development of artificial intelligence models requires resources for design, development, testing and maintenance. We must also endeavor to implement artificial intelligence in accordance with applicable law and regulation, in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. If we enable or use models that contain actual or perceived biases, or otherwise draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

In addition, the use of artificial intelligence technologies can give rise to intellectual property risks, including the disclosure or compromise of our confidential information or other proprietary intellectual property through the use of generative AI tools, or the ability to assert or defend ownership rights in intellectual property created with the use of generative artificial intelligence tools.

Further, the U.S. regulatory environment in this area is complex and uncertain. President Trump’s Executive Order "Ensuring a National Policy Framework for Artificial Intelligence," effective December 11, 2025, directed federal agency reviews of state AI laws and coordination between White House advisors and Congress to reach a legislative proposal for a uniform federal AI policy framework. At the same time, several states, including Colorado and California, passed laws that regulate various facets of AI, some of which have taken effect and will continue to take effect through 2026 and beyond. These laws address a wide range of AI-related topics, including consequential decisions, transparency, training data, among others, and it remains unclear which requirements, if any, will be superseded by the Executive Order. So far, these efforts have not been successful in curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. Various federal and state regulators have also issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems that are governed by the these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

We have conducted clinical studies in the Czech Republic, Romania, and Poland in the past, and currently conduct studies in China, Ireland, Australia, Canada, Hungary and the United Kingdom, among others. We may conduct future clinical studies in other countries as well. Doing business internationally involves a number of risks, including but not limited to:

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

Certain institutional investors, investor advocacy groups, investment funds, creditors and other influential financial market participants, as well as governments, regulators, customers, patients, employees and other stakeholders, have become increasingly focused on companies’ ESG practices, including the impact of business on the environment and diversity, equity and inclusion matters. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are no universal standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our future stockholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG strategy or performance. Unfavorable press about or ratings or assessments of our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, may lead to negative investor sentiment toward us, which may hinder our access to capital.

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

As of December 31, 2025, we had U.S. federal net operating loss carryforwards of $203.8 million and we had state net operating loss carryforwards of approximately $110.6 million. Utilization of the federal and state net operating loss carryforwards may be subject to a substantial limitation due to federal and state provisions. If we have experienced an ownership change at any time since our incorporation, we may be subject to limitations on our ability to utilize our existing net operating loss carryforwards to offset taxable income. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.

Changes in tax laws or regulations could adversely affect our results of operations, business and financial condition.

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, each of which could adversely affect our results of operations, business and financial condition. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures for tax purposes in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenditures over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. In addition to several other changes to  corporate taxation, the OBBBA removed the requirement to capitalize and amortize research and development expenditures and allowed the immediate expensing of domestic research and development expenses. In addition, the IRA, among other things, imposed a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning after December 31, 2022. Changes in tax laws or regulations could materially increase our tax provision, cash tax liabilities, and effective tax rate, which may adversely affect our results of operations, business and financial condition.

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

Although the commercialization of WAKIX is our primary focus, as part of our longer-term growth strategy, we plan to evaluate pitolisant in other indications and develop other product candidates. The research, testing, manufacturing, labeling, approval, selling, import, export, pricing and reimbursement marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory agencies in the United States. Although we have obtained regulatory approval for WAKIX in the United States for the treatment of EDS and/or cataplexy in adults and pediatric patients six years and older with narcolepsy, it is possible that we may not obtain regulatory approval for pitolisant for other indications, or for any other product candidates we may seek to develop in the future.

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

WAKIX has been approved by the FDA for the treatment of EDS and/or cataplexy in adults and pediatric patients six years or older with narcolepsy. Regulatory approval is limited by the FDA to the specific indication for which approval has been granted and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing pitolisant for other indications. We may be subject to fines, penalties or injunctions if we are determined to have promoted or be promoting the use of pitolisant for unapproved or “off-label” uses, resulting in damage to our reputation and business.

While we received approval for the indications of the treatment of EDS and/or cataplexy in adults and pediatric patients six years and older with narcolepsy, WAKIX is not indicated to treat any other conditions. We are prohibited from promoting WAKIX for any other indication unless we are granted FDA approval for such indication. The FDA strictly regulates the promotional claims that may be made about prescription products, and WAKIX may not be promoted for uses that are not approved by the FDA as reflected in its approved labeling. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

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

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. If we or third-party CDMOs, CROs or other contractors or consultants fail to comply with applicable federal, state or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.

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

For example, the Affordable Care Act, or ACA, was enacted in 2010. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the ACA of importance to the pharmaceutical industry and our business are the following:

●	an annual, non-deductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program for branded and generic drugs;
●	extension of manufacturers’ Medicaid rebate liability to covered outpatient drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	establishment of a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been numerous judicial, executive and legislative challenges to certain aspects of the ACA. On June 17, 2021 the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2032, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years. The American Rescue Plan Act of 20021 eliminated the statutory cap on manufacturers’ Medicaid drug rebate liability, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

The Inflation Reduction Act (the “IRA”) was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which became effective in 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

Under the IRA manufacturer discount program that replaced the previous coverage gap discount program as of January 1, 2025, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which is $2,000 beginning in 2025). The IRA allows the 10 and 20 percent discounts to be phased in over time for certain drugs for “specified manufacturers.” CMS informed us that we are deemed a specified small manufacturer. We are still evaluating the potential impact of this status on our future revenues.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of WAKIX or any other product candidate that we commercialize.

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

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and may have a negative impact on our ability to receive adequate revenues for WAKIX. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard.  If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing.  Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Legally mandated price controls on payment amounts by third- party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could reduce the ultimate demand for our commercial products and product candidates, once approved, or put pressure on our product pricing.

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

Medicaid is a joint federal and state program administered by the states for low income and disabled beneficiaries. We participate in and have certain price reporting obligations under the Medicaid Drug Rebate Program, or the MDRP, as a condition of having covered outpatient drugs payable under Medicaid and, if applicable, under Medicare Part B. The MDRP requires us to pay a rebate to state Medicaid programs every quarter for each unit of our covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The rebate is based on pricing data that we must report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the MDRP and other governmental healthcare programs. These data include the average manufacturer price (“AMP”) for each drug and, in the case of innovator products, the best price, which in general represents the lowest price available from the manufacturer to certain entities in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. The Medicaid rebate consists of two components, the basic rebate and the additional rebate, which is triggered if the AMP for a drug increases faster than inflation. If we become aware that our MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP. In the event that CMS terminates our rebate agreement pursuant to which we participate in the MDRP, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. Our failure to comply with our MDRP price reporting and rebate payment obligations could negatively impact our financial results.

The IRA imposes rebates under Medicare Part B and Medicare Part D that are triggered by price increases that outpace inflation (first due in 2023), as described under the risk factor “Enacted and future healthcare legislative changes may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and affect the prices we may obtain,” above. The Medicare Part D rebate, if applicable, will be calculated on the basis of the AMP figures we report pursuant to the MDRP.

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. We participate in the 340B program, which is administered by the Health Resources and Services Administration (“HRSA”), and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The ACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs,” such as WAKIX, from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized a revised regulation implementing an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. Our failure to comply 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results.

In order for WAKIX or any product candidates, if approved, to be paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we are required to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, or DOD, Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we must calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements.

We also participate in the Tricare Retail Pharmacy program, under which we are required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our innovator products on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements of pharmaceutical manufacturers under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. CMS, the Department of Health & Human Services Office of Inspector General, and other governmental agencies have pursued manufacturers that were alleged to have failed to report these data to the government in a timely or accurate manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that any submissions we are required to make under the MDRP, the 340B program, the VA/FSS program, the Tricare Retail Pharmacy Program, and other governmental drug pricing programs will not be found to be incomplete or incorrect.

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

We have obtained a rare pediatric disease designation for EPX100 for the treatment of Dravet Syndrome and Lennox-Gastaut Syndrome, however, there is no guarantee that FDA approval of will result in issuance of a priority review voucher.

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

Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the statutory sunset provisions, after December 20, 2024, FDA could only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and that designation was granted by December 20, 2024. After September 30, 2026, FDA would no longer be authorized to award any rare pediatric disease priority review vouchers, regardless of any rare pediatric disease designation. In February 2026, the Consolidated Appropriations Act of 2026 was passed by Congress and signed into law. Under the provisions of the Consolidated Appropriations Act of 2026, this program was restored and authorizes the FDA to award priority review vouchers through September 30, 2029.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our licensed patents may be challenged in U.S. Federal Courts or the United States Patent and Trademark Office. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after the filing of the earliest non-

provisional application to which the patent claims priority. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. We may be required to disclaim a portion of patent term in order to overcome double patenting rejections from the patent office, thus potentially shortening our exclusivity period. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

The validity, scope and enforceability of any patents listed in the Orange Book that cover our current and future product candidates have been challenged by third parties and may be challenged by third parties in the future.

One or more third parties have challenged, and additional third parties in the future may challenge the current patents, or future patents within our portfolio, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement. For example, if a third party files an ANDA for a generic drug containing pitolisant, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved product candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third party’s generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved product candidate, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third party’s ANDA will not be subject to the 30-month stay of FDA approval.

Moreover, third parties have challenged, and additional third parties in the future may challenge the current patents, or future patents within our portfolio, which could result in the invalidation of some or all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products. If a third party successfully challenges all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products, we will not be entitled to the 30-month stay of FDA approval upon the filing of an ANDA for a generic drug containing, for example, pitolisant, that relies in whole or in part on studies conducted by or for us. See Note 13 to our consolidated financial statements included herein under “Part II-Item 8. Financial Statements and Supplementary Data” for more information.

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

As of December 31, 2025, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 44% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our management team, including the Chief Information Officer (“CIO”), is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The CIO reports the progress of cyber risk reduction initiatives to the Audit Committee on a periodic basis. The CIO has extensive information technology experience in the corporate environment.

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

In February 2024, we chartered the Information Systems, Data and Cybersecurity Governance Committee (the “Cybersecurity Committee”), which is comprised of our business unit leaders and is responsible for the management of our cyber risk exposure and monitoring the effectiveness of the cybersecurity program. The Cybersecurity Committee reports the progress of cyber risk reduction initiatives to our senior leadership and the Audit Committee on a periodic basis.

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

Cyber Risk Exposure

Our top cyber risks have been grouped into genericized categories to avoid disclosure of sensitive information but include sufficient detail for a reasonable investor to understand our cyber risks and maintain confidence we act in good faith to reduce our cyber risk exposure. In the second quarter of 2025, we performed a risk assessment of all critical assets, determining the following are our current top cyber risks, none of which are material:

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

Item 2. Properties.

We do not own any real property. Our corporate headquarters, located in Plymouth Meeting, Pennsylvania, has a footprint of approximately 35,781 square feet of space pursuant to a lease that expires in 2031. We believe that our facilities are suitable to meet our current needs.

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

Holders

As of February 20, 2026, we had - holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders.

Performance Graph

The following graph shows a comparison of the total cumulative shareholder returns of an investment of $100 in cash from December 31, 2020, through December 31, 2025, in (i) our common stock, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq Composite Index. The shareholder returns in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2024, compared to the year ended December 31, 2023, has been reported previously under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.

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

We are focusing our development efforts on other rare neurological disorders in which EDS is a prominent symptom, including Prader-Willi Syndrome (“PWS”) and myotonic dystrophy type 1, otherwise known as dystrophia myotonica (“DM1”). Based on the positive signals from the data from our Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS and other key behavioral symptoms in patients with PWS, an End-of-Phase 2 meeting with the FDA was held in June 2023. We aligned with the FDA on the proposed Phase 3 registration study design to support further investigation of pitolisant as a potential treatment to address the unmet medical need for children, adolescents and adults with PWS experiencing EDS, for which there is currently no approved treatment. In October 2023, we received FDA alignment regarding the study design for the Phase 3 TEMPO study in patients with PWS, which has the potential to serve as the registrational trial and support our efforts to seek pediatric exclusivity for pitolisant. In February 2024, the FDA granted Orphan Drug designation to pitolisant for the treatment of PWS. The Phase 3 registrational trial, the TEMPO study, was initiated in the first quarter of 2024. In June 2021, we initiated a Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and announced topline results from this trial in the fourth quarter of 2023, in which clinically meaningful improvements were demonstrated in EDS and fatigue, the two most prominent non-muscular symptoms in patients with DM1. The safety and tolerability profile of pitolisant in adult patients with DM1 was consistent with the established safety profile of pitolisant with no new safety signals detected and no serious adverse events reported.

Our partner, Bioprojet completed a Phase 3 trial in pediatric patients with narcolepsy and submitted the trial data to the European Medicines Agency (the “EMA”) seeking approval for a pediatric narcolepsy indication. In January 2023,

Bioprojet received a positive opinion from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) and in March 2023, the EMA granted approval for the marketing authorization of WAKIX for the treatment of narcolepsy with or without cataplexy in children six and older. Based on the data from the positive Phase 3 trial conducted by Bioprojet, we submitted an sNDA for pediatric narcolepsy in December 2023. In June 2024, we announced that the FDA approved our sNDA for WAKIX for the treatment of EDS in pediatric patients six years of age and older with narcolepsy. In addition, in June 2024, the FDA did not approve our sNDA seeking to expand the WAKIX label for the treatment of pediatric patients with cataplexy. In October 2024, we held a Type A meeting with the FDA to discuss the pediatric cataplexy indication and reached alignment on a path to sNDA resubmission, which was submitted in the third quarter of 2025. In February 2026, the FDA approved WAKIX for the treatment of cataplexy in pediatric patients six years and older with narcolepsy.

We remain committed to obtaining pediatric exclusivity for WAKIX. We believe the initiation of the PWS Phase 3 registrational trial, the TEMPO study, and our current data in pediatric narcolepsy, which resulted in the FDA’s approval of WAKIX in its current pediatric indication, are supportive of our efforts in obtaining pediatric exclusivity for WAKIX.

We have expanded our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients living with rare neurological diseases as well as patients living with other neurological diseases who have unmet medical needs. We are targeting assets that will allow us to further leverage the expertise and infrastructure that we have successfully built at Harmony so we can optimize the benefit of internal synergies. Consistent with this objective, in July 2022, we entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby we obtained exclusive rights to manufacture, develop and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon the agreement of both parties. We have made progress in the development of two new formulations of pitolisant: pitolisant GR and pitolisant HD. Both formulations entered clinical studies in the fourth quarter of 2023. We received data from the pitolisant GR pilot bioequivalence study, which supports further development of Pitolisant GR. In addition, we completed a dosing optimization study that supports initiating Pitolisant GR at the therapeutic dose of 17.8mg without titration. We initiated the pivotal bioequivalence study in the first quarter of 2025 and announced positive topline data readout in the fourth quarter of 2025. We anticipate a PDUFA date for Pitolisant GR in the first quarter of 2027. We received data from the pitolisant HD pilot pharmacokinetics study in June 2024, which also supports advancing this development program toward pivotal trials. We submitted an IND application for pitolisant HD with the FDA to initiate Phase 3 registrational trials in narcolepsy and IH in the fourth quarter of 2025. After receiving “Study May Proceed” letters from the FDA, the Phase 3 registrational study in narcolepsy, ONSTRIDE1, and the Phase 3 registrational study in IH, ONSTRIDE2, were initiated. We anticipate topline data from both studies in 2027 and a potential PDUFA date in 2028. Utility patents have been filed for both of these formulations, with the potential for patent protection to the mid-2040’s.

In April 2024, we entered into a sublicense agreement with Bioprojet for an orexin-2 receptor agonist (OX2R) (“BP1.15205”) to be evaluated for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, we have obtained the exclusive right to develop, manufacture and commercialize BP1.15205 in the United States and Latin American territories, which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of BP1.15205. In June 2025, we announced positive pre-clinical data demonstrating significant wake-promoting and cataplexy-suppressing effects in a standard transgenic mouse model of narcolepsy type 1and presented safety data from the three-month GLP toxicity studies in two different species. We filed an investigational medicinal product dossier (“IMPD”) with the EMA and began first-in-human studies in the fourth quarter of 2025 with topline data anticipated in 2026.

In June 2025, we entered into a research collaboration, option and license agreement (the “CiRC Agreement”) with a related party, CiRC Biosciences, Inc. (“CiRC”). Under this agreement, Harmony and CiRC will collaborate on the research and development of two discovery-stage candidates, CBS105 for treatment-resistant narcolepsy and CBS104 for refractory epilepsy (together the “Candidates”), using cell replacement therapy for the treatment of refractory epilepsies and treatment-resistant narcolepsy.

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

We are exploring an opportunity to evaluate a new formulation of pitolisant for the treatment of fatigue in larger CNS indications. The histaminergic mechanism of action is uniquely positioned to address all three different dimensions of fatigue – physical, emotional and cognition. We have generated clinical data to support the utility of pitolisant to treat fatigue in the phase 2 proof-of-concept study in DM1 and in a phase 3 study for the treatment of residual sleepiness in patients with obstructive sleep apnea. We plan to evaluate this new formulation for fatigue in broader indications, with fatigue in MS as the lead indication, and to explore other potential opportunities such as fatigue in stroke and Parkinson’s disease. Our current efforts are focused on formulation optimization with new modes of delivery and towards a Phase 1 PK study.

Rare Epilepsy Franchise

In April 2024, we acquired all of the outstanding capital stock of Epygenix Therapeutics, Inc. (“Epygenix”), pursuant to the terms of a stock purchase agreement (the “Epygenix Agreement”). As a result, we now have an exclusive license relating to the use of clemizole (“EPX-100”) for the treatment of Dravet Syndrome (“DS”), Lennox-Gastaut Syndrome (“LGS”) and other developmental and epileptic encephalopathies (“DEEs”). Patients with both conditions often encounter severe refractory epilepsy and extreme co-morbidities or mortality without effective treatments, even with polypharmacy. As such, there is a recognized need for improved treatment options for both conditions. We believe the total addressable market for EPX-100 among patients with DS is approximately 5,000 people based on an estimated current DS prevalence of approximately 8,600 cases and approximately 7,000 diagnosed DS cases. We believe the total addressable market for EPX-100 among patients with LGS is approximately 35,000 people based on an estimated current LGS prevalence of approximately 48,000 cases and 44,000 diagnosed LGS cases. EPX-100 has been granted orphan drug designation and rare pediatric disease designation by the FDA for treatment of both DS and LGS. EPX-100 is currently in two Phase 3 registrational clinical trials, one for each of DS (the ARGUS Study) and LGS (the LIGHTHOUSE Study). In December 2025, we announced initial open-label extension data from the ARGUS Study, which showed clinically meaningful reductions in seizure activity in participants with DS and a favorable benefit-risk profile.

Additionally, we are currently developing EPX-200, a selective 5HT-2C agonist for DEEs (“EPX-200”), another asset acquired pursuant to the terms of the Epygenix Agreement. EPX-200 is currently in the pre-IND phase.

Neurobehavioral Franchise

In October 2023, we acquired Zynerba Pharmaceuticals, Inc. (“Zynerba”), adding global rights to develop, manufacture and commercialize ZYN002, which is a pharmaceutically manufactured 100% synthetic, patent protected permeation enhanced cannabidiol gel for transdermal delivery. In September 2025, we completed a Phase 3 registrational trial of ZYN002, the RECONNECT study, for the treatment of Fragile X Syndrome (“FXS”), which was designed to confirm the positive findings from the prespecified analysis of the primary outcome in the subgroup of patients with complete methylation from the Phase 2/3 CONNECT study conducted by Zynerba. The RECONNECT study did not meet the primary endpoint of improvement in social avoidance primarily due to a higher-than-expected placebo response rate. Additionally, an open-label phase 2 proof-of-concept study conducted by Zynerba showed positive signals for ZYN002 in the treatment of behavioral symptoms associated with 22q deletion syndrome, a disorder caused by a small missing piece on the long arm of the 22nd chromosome .After an in-depth review of the data from the RECONNECT study, the ZYN002 program in FXS is being phased out and we are no longer pursuing an indication for 22q deletion syndrome.

Commercial Performance Metrics

As of December 31, 2025, we continued to see growth in the number of unique healthcare professional (“HCP”) prescribers of WAKIX since it became available in November 2019. There are approximately 9,000 HCPs who treat patients living with narcolepsy, with approximately 4,000 enrolled in oxybate risk-evaluation and mitigation strategies. The average number of patients on WAKIX for the year ended December 31, 2025, was approximately 8,500. Additionally, as of December 31, 2025, we have secured formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States.

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

Cost of Product Sold

Cost of product sold includes manufacturing and distribution costs, the cost of API, FDA program fees, royalties due to third parties on net product sales, freight, shipping, handling, storage costs and salaries of employees involved with oversight of production. We expect the cost of product sales to increase as we continue to ramp up production in order to meet future demand for WAKIX and diversify our supply chain for WAKIX.

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

Research and Development Expenses

Research and development expenses primarily include development programs for potential new indications for pitolisant in patients with IH, PWS, and DM1 and the development of our product candidates ZYN002, EPX-100, EPX-200 Pitolisant GR, Pitolisant HD, BP1.15205 and HBS-102. We also incur research and development expenses related to our team of Medical Science Liaisons (“MSLs”) who interact with key opinion leaders, with a focus on the science, the role of histamine in sleep-wake state stability and the novel mechanism of action of pitolisant. In addition, our MSLs support our market access team with the presentation of clinical data to payors upon request and our clinical development team to identify potential clinical trial sites. Research and development costs are expensed as incurred. We have significantly increased our research and development efforts as we advance our clinical programs and add product candidates to expand our pipeline. Research and development expenses also include:

●	employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for our research and development personnel;
●	direct third-party costs such as expenses incurred under agreements with clinical research organizations (“CROs”), and contract development and manufacturing organizations (“CDMOs”);
●	manufacturing costs in connection with producing materials for use in conducting clinical trials;
●	costs related to packaging and labeling of clinical supplies;
●	other third-party expenses (e.g., consultants, advisors) directly attributable to the development of our product candidates;
●	payments associated with the achievement of development and regulatory milestones;
●	acquired in-process research and development; and
●	amortization expense for assets used in research and development activities.

A significant portion of our research and development costs are external costs, such as fees paid to CROs and CDMOs, central laboratories, contractors, and consultants in connection with our clinical development programs. Internal expenses primarily relate to personnel who are deployed across multiple programs.

Product candidates in later stages of clinical development generally have higher development costs in the current period than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, milestone payments, and the cost of submitting an NDA to the FDA (and/or other regulatory authorities). We expect our research and development expenses to be significant as we advance our current clinical development programs and prepare to seek regulatory approval for additional indications for pitolisant and Pitolisant GR, complete the Phase 3 clinical trials for EPX-100 and Pitolisant HD, and advance the development of BP1.15205, CBS105 and HBS-102 toward new indications.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for our personnel in executive, legal, finance and accounting, human resources, investor relations, and other administrative departments. General and administrative expenses also consist of office leases, legal fees, including ANDA litigation expenses, conference attendance, and professional fees, including legal, tax and accounting and consulting fees.

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

Paragon Agreement

We are party to a right-of-use agreement with Paragon whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. For the year ended December 31, 2025, we paid fees of $0.5 million related to rent and consulting services.

Interest Expense

Interest expense consists primarily of interest expense on debt facilities, amortization of debt issuance costs and amortization of premiums on our debt securities.

Interest Income

Interest income consists primarily of cash interest earned on our cash and investment balances and accretion of the discount on our investments in debt securities.

Results of Operations

The following table sets forth selected items in our consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2025	2024

	(In thousands)
Net product revenue	$868,453	$714,734
Cost of product sales	198,342	156,815
Gross profit	670,111	557,919
Operating expenses:
Research and development	189,594	145,825
Sales and marketing	119,512	110,916
General and administrative	152,536	110,352
Total operating expenses	461,642	367,093
Operating income	208,469	190,826
Other (expense) income, net	(680)	(68)
Interest expense	(14,649)	(17,496)
Interest income	21,924	18,542
Net income before provision for income taxes	215,064	191,804
Income tax expense	(56,377)	(46,311)
Net income	$158,687	$145,493

Net Product Revenue

Net product revenue increased by $153.7 million, or 21.5% for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily due to an 18.3% increase in units shipped, and the impact of a 7.0% price increase partially offset by higher rebates of approximately 3.6%. The price increase occurred in January 2025.

Cost of Product Sales

Cost of product sales increased by $41.5 million, or 26.5%, for the year ended December 31, 2025, compared to the same period in 2024. Cost of product sales as a percentage of net product revenue was 22.8% for the year ended December 31, 2025, compared to 21.9% for the year ended December 31, 2024. The increase in cost of product sales and cost of sales as a percentage of net revenue was due to triggering a higher royalty tier under the 2017 LCA earlier in 2025 compared to 2024.

Research and Development Expenses

The following table is a summary of our research and development expenses:

	Year Ended December 31,
	2025	2024	Change

	(in thousands)
Pitolisant	$24,450	$32,139	$(7,689)
ZYN002	27,627	19,594	8,033
EPX-100	32,845	5,613	27,232
Pitolisant GR and Pitolisant HD	15,901	3,971	11,930
IPR&D	34,250	43,595	(9,345)
Personnel expenses	33,037	25,068	7,969
Stock-based compensation	8,958	6,682	2,276
Other research and development	12,526	9,163	3,363
Total	$189,594	$145,825	$43,769

Research and development expenses increased by $43.8 million, or 30.0%, for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily driven by a combined $47.2 million increase in research and development expenses for EPX-100, ZYN002 and Pitolisant GR and HD as we progressed clinical trials and manufacturing, an $8.0 million increase in personnel costs associated with higher headcount, a $2.3 million increase in stock compensation associated with new equity awards and a $3.4 million increase in other research and development expenses primarily associated with the development of BP1.15205 offset by a $7.7 million decrease in clinical development associated with pitolisant, driven by a decrease in clinical trial expenses for IH, and a $9.3 million decrease in IPR&D charges. The change in IPR&D consisted of clinical milestones achieved for ZYN002 ($15.0 million) and BP1.15205 ($4.3 million) and an upfront fee related to the CiRC Agreement ($15.0 million) that occurred during the year ended December 31, 2025 offset by the acquisition of Epygenix ($17.1 million), a preclinical milestone achieved for HBS-102 ($1.0 million) and the Sublicense ($25.5 million) that occurred during the year ended December 31, 2024.

Sales and Marketing Expenses

Sales and marketing expenses increased by $8.6 million, or 7.8%, for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily due to a $5.6 million increase in patient engagement and marketing activities and a $3.0 million increase in personnel costs. The increase in patient engagement and marketing activities for both comparable periods was driven by our continued growth of WAKIX and the increase in personnel costs was driven primarily by higher headcount.

General and Administrative Expenses

General and administrative expenses increased by $42.2 million, or 38.2%, for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily due to a $39.0 million increase in legal and professional fees, primarily associated with patent lawsuits and settlements, a $1.1 million increase in personnel costs associated with a higher headcount and a $2.1 million increase associated with travel and conference attendance.

Interest Expense

Interest expense decreased by $2.8 million, or 16.3%, for the year ended December 31, 2025, compared to the same period in 2024. The decrease was primarily due to lower average outstanding debt balances compared to the prior year.

Interest Income

Interest income increased by $3.4 million, or 18.2%, for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily a result of having higher invested balances compared to the prior year.

Income Taxes

Income tax expense was $56.4 million, representing a 26.2% effective tax rate, for the year ended December 31, 2025, compared to income tax expense of $46.3 million for the year ended December 31, 2024, representing a 24.1% effective tax rate. The increase in our effective tax rate for the year ended December 31, 2025, was primarily driven by the remeasurement of state deferred tax assets that was incurred during the year ended December 31, 2025. The effective tax rate of 26.2% for the year ended December 31, 2025, included 3.5% from the remeasurement of state deferred tax assets, 2.8% in state income taxes, and 1.5% in non-deductible IPR&D, offset by a 4.0% benefit from credits.

Liquidity, Sources of Funding and Capital Resources

Overview

As of December 31, 2025, we had cash, cash equivalents, and investments of $882.5 million and retained earnings of $160.9 million. As of December 31, 2025, we had outstanding debt of $165.0 million.

The consolidated financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We believe that our existing cash, cash equivalents and investments on hand as of December 31, 2025, will enable us to meet our operational liquidity needs and fund our potential investing activities for at least the next 12 months. We have based our liquidity and cash flow projections on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect.

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

The TLA Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. We were in compliance with all covenants as of December 31, 2025.

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

In October 2023, our Board of Directors terminated the August 2023 Repurchase Program and approved a share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200.0 million, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the year ended December 31, 2025, we did not repurchase any shares of common stock pursuant to the October 2023 Repurchase Program. As of December 31, 2025, the remaining amount of common stock authorized for repurchases was $150.0 million.

Epygenix Acquisition

In April 2024, we acquired Epygenix, pursuant to the terms of a stock purchase agreement. In connection with the closing of the transaction, we paid the former stockholders of Epygenix up front consideration of $35.0 million less a working capital adjustment. In addition, we will also be obligated to pay up to $130.0 million upon the achievement of development and regulatory milestones and up to $515.0 million upon the achievement of certain sales-based milestones, in each case to Epygenix’s former stockholders. As a result, we now have an exclusive license relating to the use of clemizole, initially for the treatment of DS and LGS.

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

Bioprojet Agreements

In April 2024, we entered into the Sublicense agreement with Bioprojet for an orexin-2 receptor agonist (OX2R), BP1.15205, to be evaluated for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, we obtained the exclusive right to develop, manufacture and commercialize BP1.15205 in the United States and Latin American territories (the “Licensed Territories”), which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of BP1.15205. BP1.15205 is currently in a Phase 1 clinical trial to assess the safety, tolerability, pharmacokinetics and pharmacodynamics after single and multiple ascending doses in healthy volunteers and sleep-deprived healthy subjects. Under the Sublicense, we paid Bioprojet an upfront license fee of $25.5 million. In November 2025, we achieved a clinical milestone for BP1.15205 that triggered a $4.3 million payment to Bioprojet under the Sublicense. We will also be obligated to pay up to $123.3 million upon achievement of other development and regulatory milestones and up to $240.0 million upon achievement of certain sales-based milestones, as well as royalty rates in the mid-teens on potential sales in the Licensed Territories.

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

CiRC Agreement

In June 2025, we entered the CiRC Agreement with CiRC, a related party. Under this agreement, we will collaborate on the research and development of the Candidates using cell replacement therapy for the treatment of refractory epilepsies and treatment-resistant narcolepsy. As part of the CiRC Agreement, we paid CiRC an upfront fee of $15.0 million and we will also be obligated to pay $2.0 million upon the achievement of certain research milestones for each of the Candidates. In addition, we have an option to obtain an exclusive license for each of the Candidates that would grant us global rights to develop, manufacture and commercialize that Candidate. We would be obligated to pay an option exercise fee of $8.0 million, or $16.0 million in the aggregate if the options related to both Candidates were exercised, and we would be obligated upon achievement to pay future development, regulatory and sales-based milestones, as well as royalties on sales of any product derived from the Candidates.

Recent Milestone Payments

In November 2025, we achieved a clinical milestone for BP1.15205 that triggered a $4.3 million payment to Bioprojet under the Sublicense, which was paid in December 2025.

In September 2025, we achieved a clinical milestone for ZYN002 that triggered a $15.0 million payment to contingent value rights holders per the terms of our acquisition of Zynerba, which was paid in November 2025.

In September 2024, we achieved a preclinical milestone that triggered a $1.0 million payment under the provisions of the APA, which was paid in October 2024.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024

Selected cash flow data	(In thousands)
Cash provided by (used in):
Operating activities	$348,199	$219,821
Investing activities	(39,649)	(67,484)
Financing activities	(9,049)	(10,996)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2025, consisted of net income of $158.7 million adjusted for non-cash items of $45.0 million related to stock-based compensation expense, $34.3 million related to acquired IPR&D, $25.3 million related to intangible amortization and depreciation, offset by $7.3 million related to deferred tax assets. Net working capital excluding cash decreased by $91.8 million, primarily driven by increases in accounts receivable due to higher net product revenue in the current period, offset by an increase in accounts payable due to the timing of payments and an increase in accrued expenses primarily from higher accrued rebates and patent-related legal fees, including settlements related to the ANDA settlements.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025, was $39.6 million, which was primarily attributable to $86.2 million in purchases of debt securities, a $15.0 million upfront fee paid to CiRC, a $15.0 million payment associated with the achievement of a clinical milestone for ZYN002, $4.3 million associated with the achievement of a clinical milestone for BP1.15205 and $0.3 million in purchases of property and equipment, partially offset by $81.1 million from maturities of investments.

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

Financing Activities

Net cash used in financing activities for the year ended December 31, 2025, was $9.0 million, which primarily consisted of $16.3 million in principal payments associated with the TLA Credit Agreement and $3.0 million of employee withholding tax payments related to stock-based awards, partially offset by $10.2 million in proceeds from the exercise of stock options.

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

Items Deducted from Gross Product Revenue

Product revenue is recorded at the product’s list price and is reduced from the product’s list price at the time of recognition for variable consideration that is offered within contracts between us and our customers, payors, and other indirect customers relating to the sale of WAKIX. Components of variable consideration include government (as detailed below) and commercial contracts, commercial co-payment assistance program, and distribution service fees. These deductions are based on the amounts earned, or to be claimed on the related sales, and are classified as a current liability or reduction of receivables in our consolidated balance sheet

The following table provides a summary of activity and ending balances of our sales allowances and accruals for the year ended December 31, 2025 (in thousands):

	Distribution Fees & Discounts	Co-Pay Assistance	Rebates	Total
Balance as of December 31, 2024	$2,182	$6,246	$46,119	$54,547
Provision, net	27,255	40,780	220,028	288,063
Payments/Credits	(26,453)	(38,602)	(196,132)	(261,187)
Balance as of December 31, 2025	$2,984	$8,424	$70,015	$81,423

Included in these amounts are immaterial adjustments related to prior-year sales due to changes in estimates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. We invest a portion of our cash in investment-grade, interest-bearing securities. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize total return. In order to achieve these objectives, we invest in money market funds, U.S. government and agency securities, corporate bonds and commercial paper in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A-2/P-2/F2 from at least two National Recognized Statistical Rating Organizations. We do not have any direct investments in asset-backed securities, collateralized debt or loan obligations, or structured investment vehicles. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Based on our $355.6 million of investments in money market funds, U.S. treasury notes, corporate bonds and municipal obligations as of December 31, 2025, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of December 31, 2025, we had $165.0 million in borrowings outstanding. The Term Loans bear interest at a per annum rate equal to, at our option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on our senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on our senior secured net leverage ratio. Based on the $165.0 million of principal outstanding as of December 31, 2025, an immediate 10% change in the SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Australia. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the years ended December 31, 2025, and 2024.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Harmony Biosciences Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Harmony Biosciences Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Rebate Accrual for Medicaid – Refer to “Note 3- Net Product Revenue” to the financial statements

Critical Audit Matter Description

As more fully disclosed in Note 3 to the financial statements, the Company recognizes revenue on sales of WAKIX when the customer obtains control of the product, which occurs at a point in time, typically upon delivery. Product revenue is recorded at the product’s wholesale list price, net of applicable reserves for variable consideration that are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the sale of WAKIX. Components of variable consideration include government and commercial contracts, product returns, commercial co-payment assistance program transactions, and distribution service fees. These deductions are based on the amounts earned, or to be claimed on the related sales, and are classified as a current liability or reduction of receivables on the Company’s consolidated balance sheet.

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

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Medicaid rebate accrual included the following, among others:

●	We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to calculate the Medicaid rebate accrual.
●	We tested the effectiveness of internal controls over the review of the Company’s estimation model, including underlying assumptions and key inputs into the Company’s process to calculate the Medicaid rebate accrual.
●	We tested the mathematical accuracy of the Medicaid rebate accrual.
●	We tested significant assumptions and key inputs used to calculate the Medicaid rebate accrual.
●	We evaluated the Company’s ability to estimate the Medicaid rebate accrual accurately by comparing the actual amounts incurred for the Medicaid rebate accrual to historical estimates.
●	We tested the overall reasonableness of the Medicaid rebate accrual recorded at period end by developing an expectation for comparison to actual recorded balances.
●	We involved audit professionals with industry and quantitative analytics experience to assist us in performing our auditing procedures.

/s/ Deloitte & Touche LLP

Philadelphia, PA

February 24, 2026

We have served as the Company’s auditor since 2017.

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$752,502	$453,001
Investments, short-term	22,838	14,185
Trade receivables, net	96,787	83,033
Inventory, net	5,357	7,198
Prepaid expenses	16,014	13,714
Other current assets	13,516	8,121
Total current assets	907,014	579,252
NONCURRENT ASSETS:
Investments, long-term	107,127	108,874
Intangible assets, net	89,418	113,263
Deferred tax asset	149,699	190,398
Other noncurrent assets	18,373	7,413
Total noncurrent assets	364,617	419,948
TOTAL ASSETS	$1,271,631	$999,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$17,693	$13,744
Accrued compensation	18,443	18,776
Accrued expenses	191,039	120,640
Current portion of long-term debt	20,000	16,250
Other current liabilities	4,957	5,672
Total current liabilities	252,132	175,082
NONCURRENT LIABILITIES:
Long-term debt, net	143,663	163,016
Other noncurrent liabilities	5,618	1,947
Total noncurrent liabilities	149,281	164,963
TOTAL LIABILITIES	401,413	340,045
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock—$0.00001 par value; 500,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; 57,726,170 and 57,144,887 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid in capital	708,968	656,872
Accumulated other comprehensive income	346	66
Retained earnings	160,903	2,216
TOTAL STOCKHOLDERS’ EQUITY	870,218	659,155
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,271,631	$999,200

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Net product revenue	$868,453	$714,734	$582,022
Cost of product sold	198,342	156,815	121,236
Gross profit	670,111	557,919	460,786
Operating expenses:
Research and development (1)	189,594	145,825	76,063
Sales and marketing	119,512	110,916	97,404
General and administrative	152,536	110,352	95,289
Total operating expenses	461,642	367,093	268,756
Operating income	208,469	190,826	192,030
Loss on debt extinguishment	—	—	(9,766)
Other (expense) income, net	(680)	(68)	159
Interest expense	(14,649)	(17,496)	(23,757)
Interest income	21,924	18,542	14,730
Income before income taxes	215,064	191,804	173,396
Income tax expense	(56,377)	(46,311)	(44,543)
Net income	$158,687	$145,493	$128,853
Unrealized income on investments	280	64	153
Comprehensive income	$158,967	$145,557	$129,006
EARNINGS PER SHARE:
Basic	$2.76	$2.56	$2.17
Diluted	$2.71	$2.51	$2.13
Weighted average number of shares of common stock - basic	57,492,277	56,885,455	59,469,648
Weighted average number of shares of common stock - diluted	58,544,570	57,869,915	60,372,397

(1)	Includes $15,000 in related party expenses for the year ended December 31, 2025, and no related party expenses for the years ended December 31, 2024, and 2023.

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

				Accumulated	Retained	Total
			Additional	other	earnings	stockholders’
	Common Stock		paid-in	comprehensive	(accumulated	equity
	Shares (1)	Amount	capital	income (loss)	deficit)	(deficit)
Balance as of December 31, 2022	59,615,731	1	675,118	(151)	(272,130)	402,838
Net income	—	—	—	—	128,853	128,853
Unrealized loss on investments	—	—	—	153	—	153
Repurchase of common stock	(3,254,445)	—	(101,097)	—	—	(101,097)
Exercise of options and vesting of restricted stock units (2)	407,795	—	4,540	—	—	4,540
Stock-based compensation	—	—	31,705	—	—	31,705
Balance as of December 31, 2023	56,769,081	$1	$610,266	$2	$(143,277)	$466,992
Net income	—	—	—	—	145,493	145,493
Unrealized gain on investments	—	—	—	64	—	64
Exercise of options and vesting of restricted stock units (2)	375,806	—	4,004	—	—	4,004
Stock-based compensation	—	—	42,602	—	—	42,602
Balance as of December 31, 2024	57,144,887	$1	$656,872	$66	$2,216	$659,155
Net income	—	—	—	—	158,687	158,687
Unrealized gain on investments	—	—	—	280	—	280
Exercise of options and vesting of restricted stock units (2)	581,283	—	7,201	—	—	7,201
Stock-based compensation	—	—	44,895	—	—	44,895
Balance as of December 31, 2025	57,726,170	$1	$708,968	$346	$160,903	$870,218

(1)	Common stock of Harmony Biosciences Holdings, Inc.
(2)	Inclusive of fees and 1% excise tax on shares repurchased.

The accompanying notes are an integral part of the consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$158,687	$145,493	$128,853
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and impairment of long-lived assets	1,490	267	514
Intangible amortization	23,845	23,845	23,845
Acquired in-process research & development (IPR&D) expense	34,250	43,595	2,260
Stock-based compensation	44,895	42,602	31,705
Stock appreciation rights market adjustment	65	99	(499)
Debt issuance costs amortization	647	700	2,274
Deferred taxes	(7,301)	(29,298)	(13,419)
Amortization of premiums and accretion of discounts on Investment securities	(1,521)	(2,261)	(2,715)
Loss on debt extinguishment	—	—	9,766
Other non-cash expenses	1,325	2,100	1,768
Change in operating assets and liabilities:
Trade receivables	(13,754)	(8,893)	(19,400)
Inventory	1,841	(1,835)	(1,066)
Prepaid expenses and other assets	31,787	(3,008)	74
Trade payables	3,949	(5,384)	8,949
Other liabilities	67,994	11,799	46,478
Net cash provided by operating activities	348,199	219,821	219,387
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(86,151)	(105,289)	(127,469)
Proceeds from maturities and sales of investment securities	81,062	98,527	118,309
Purchase of property and equipment	(310)	(1,153)	(312)
Acquisition of Zynerba Pharmaceuticals, Inc., net of cash acquired	—	—	(36,967)
Acquisition of Epygenix Therapeutics, Inc., net of cash acquired	—	(33,069)	—
Payment of milestones	(19,250)	(1,000)	—
Payment of upfront fee related to license agreements (1)	(15,000)	(25,500)	—
Net cash used in investing activities	(39,649)	(67,484)	(46,439)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	200,000
Debt issuance costs	—	—	(2,997)
Extinguishment of debt	—	—	(196,500)
Extinguishment of debt exit fees	—	—	(5,846)
Principal repayment of long-term debt	(16,250)	(15,000)	(4,750)
Repurchase of common stock	—	—	(100,000)
Payments of employee withholding taxes related to stock-based awards	(3,004)	(2,497)	(514)
Proceeds from exercised options	10,205	6,501	5,055
Net cash used in financing activities	(9,049)	(10,996)	(105,552)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	299,501	141,341	67,396
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	453,271	311,930	244,534
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$752,772	$453,271	311,930
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$14,685	$17,317	$20,051
Cash paid during the year for income taxes net of refunds received	19,820	79,635	48,233

(1)	Includes $15,000 in cash paid to a related party during the year ended December 31, 2025, and no related party payments during the years ended December 31, 2024, and 2023.

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

Along with nurturing the growth of our original pipeline, our innovation strategy includes targeted business development that strengthens our foundation and strategically extends our patient reach as we look to expand our portfolio to new diseases beyond histaminergic science. In June 2025, we entered into a research collaboration, option and license agreement (the “CiRC Agreement”) with CiRC Biosciences, Inc. (“CiRC”), a related party. Under this agreement, Harmony and CiRC will collaborate on the research and development of two discovery-stage candidates, CBS105 for treatment-resistant narcolepsy and CBS104 for refractory epilepsy (together, the “Candidates”), using cell replacement therapy for the treatment of refractory epilepsies and treatment-resistant narcolepsy.

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

2. LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The

Company had retained earnings of $160,903 and $2,216, as of December 31, 2025, and 2024, respectively. As of December 31, 2025, the Company had cash, cash equivalents and investments of $882,467.

The Company believes that its existing cash, cash equivalents and investments on hand as of December 31, 2025, as well as additional cash generated from operating and financing activities will meet its operational liquidity needs and fund potential investing activities for at least the next twelve months from the date of issuance of these consolidated financial statements.

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

Reclassifications

Certain prior period amounts within the consolidated balance sheets have been reclassified to conform to current period presentation. In particular, restricted cash and property, plant and equipment were previously classified as separate captions and are now included within other noncurrent assets. The reclassification of these items had no impact on net income, earnings per share or accumulated deficit in current or prior periods.

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

Fair Value of Financial Instruments

The Company’s consolidated financial statements include cash, cash equivalents, accounts receivable, other current assets, accounts payable, and accrued liabilities, all of which are short term in nature and, accordingly, approximate fair value.

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

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of December 31, 2025, or December 31, 2024.

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

	As of
	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$752,502	$453,001
Restricted cash included in other noncurrent assets	270	270
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$752,772	$453,271

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

The Company is subject to credit risk from its trade receivables related to its product sales. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. The Company monitors its exposure within accounts receivable and would record a reserve against uncollectible accounts receivable if necessary. As of December 31, 2025, three customers accounted for 100% of gross accounts receivable, Accredo Health Group, Inc. (“Accredo”), which accounted for 45% of gross accounts receivable; Caremark LLC (“CVS Caremark”), which accounted for 36% of gross accounts receivable; and PANTHERx Specialty Pharmacy LLC (“PANTHERx”), which accounted for 19% of gross accounts receivable. As of December 31, 2024, three customers accounted for 100% of gross accounts receivable; CVS Caremark, which accounted for 39% of gross accounts receivable, PANTHERx, which accounted for 31% of gross accounts receivable and Accredo, which accounted for 30% of gross accounts receivable.

For the year ended December 31, 2025, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 38% of gross product revenue; Accredo accounted for 36% of gross product revenue; and PANTHERx accounted for 26% of gross product revenue. For the year ended December 31, 2024, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 39% of gross product revenue; Accredo accounted for 34% of gross product revenue; and PANTHERx accounted for 27% of gross product revenue. For the year ended December 31, 2023, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 37% of gross product revenue; Accredo accounted for 32% of gross product revenue; and PANTHERx accounted for 31% of gross product revenue.

The Company depends on two suppliers of the active pharmaceutical ingredient (“API”) for its commercial product, WAKIX, and single API suppliers for each of its potential product candidates.

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

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the specific identification method for all inventory. Our policy is to write down inventory that has become obsolete, that has a cost basis in excess of its expected net realizable value and/or that we have quantities in excess of expected future demand. The estimate of excess quantities is subjective and primarily dependent on our estimates of future demand. If our estimate of future demand changes, we consider the impact on the reserve for excess inventory and adjust the reserve as required. Inventory reserves are recorded as a component of cost of product sold in our consolidated statement of operations.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and ten years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. The Company’s leasehold improvements primarily relate to its corporate headquarters in Plymouth Meeting, PA, and have been fully depreciated as of December 31, 2025. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations and comprehensive income (loss) in the period realized.

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

Revenue Recognition

We account for contracts with our customers in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. Our analyses contemplate the application of the constraint in accordance with ASC 606. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Net Product Revenue

We recognize revenue from sales of WAKIX when the customers, specialty pharmacies, obtain control of the product which occurs at a point in time, typically upon delivery. Product revenue is recorded at the product’s list price, and is reduced from the product’s list price at the time of recognition for variable consideration that are offered within contracts between us and our customers, payors, and other indirect customers relating to the sale of WAKIX. Components of variable consideration include government (as detailed below) and commercial contracts, commercial co-payment assistance program, and distribution service fees. These deductions are based on the amounts earned, or to be claimed on the related sales, and are classified as a current liability or reduction of receivables in our consolidated balance sheet.

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

Advertising Expenses

We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $29,526, $27,556 and $21,544 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. At December 31, 2025, and 2024, the Company did not have any unrecognized uncertain tax positions. The Company’s policy is to include any interest and penalties as a component of income tax expense.

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption was permitted. The Company adopted this guidance in the fourth quarter of 2025 on a prospective basis. This pronouncement addresses disclosures only and had no impact on its consolidated financial results.

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 makes targeted improvements to accounting for and disclosure of software costs under ASC 350-40. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The guidance may be adopted prospectively, retrospectively, or via a modified prospective transition method. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2025-06 will have on its consolidated financial statements.

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

In September 2025, the Company achieved a clinical milestone for ZYN002 that triggered a $15,000 payment, which was paid in the fourth quarter of 2025.

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

The following table shows the allocation of the purchase consideration based on the relative fair value of assets acquired and liabilities assumed by the Company, after reducing the excess fair value of the IPR&D asset as described above:

Assets acquired
Acquired in-process research and development	$17,095
Deferred tax asset	18,268
Other assets	590
Total assets acquired	$35,953
Total liabilities assumed	$2,817

Net assets acquired	$33,136

5. INVESTMENTS

The carrying value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$7,558	7	—	$7,565
Corporate debt securities	15,261	12	—	15,273
Total short-term investments	$22,819	19	—	$22,838

Long-term:
Commercial paper	$805	1	—	$806
Corporate debt securities	88,626	248	—	88,874
U.S. government securities	17,369	78	—	17,447
Total long-term investments	$106,800	327	—	$107,127

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$7,670	9	(1)	$7,678
Corporate debt securities	6,495	12	—	6,507
Total short-term investments	$14,165	21	(1)	$14,185

Long-term:
Corporate debt securities	86,700	192	(142)	86,750
U.S. government securities	22,128	11	(15)	22,124
Total long-term investments	$108,828	203	(157)	$108,874

The Company classifies investments with an original maturity of less than one year as current and investments with an original maturity date of greater than one year as noncurrent on its consolidated balance sheet. The investments classified as noncurrent have original maturity dates ranging from 1-2 years. The Company did not have any available-for-sale debt security investments in a continuous unrealized loss position of greater than 12 months as of December 31, 2025, and December 31, 2024, respectively.

6. FAIR VALUE MEASUREMENTS

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of December 31, 2025, or December 31, 2024.

The Company’s assets measured at fair value consisted of the following:

	December 31, 2025			December 31, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$225,605	225,605	—	$303,545	303,545	—
Commercial paper	8,371	—	8,371	7,678	—	7,678
Corporate debt securities	104,147	—	104,147	93,257	—	93,257
U.S. government securities	17,447	—	17,447	22,124	—	22,124
Total	$355,570	225,605	129,965	$426,604	303,545	123,059

7. INVENTORY

Inventory, net consisted of the following:

	As of
	December 31,	December 31,
	2025	2024
Raw materials	$—	$944
Work in process	2,885	3,489
Finished goods	2,636	2,765
Inventory, gross	5,521	7,198
Reserve for excess inventory	(164)	—
Total inventory, net	$5,357	$7,198

8. INTANGIBLE ASSETS

In August 2019, the Company received FDA approval of WAKIX® (pitolisant) for the treatment of excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 under the provisions of the 2017 LCA (defined below) which the Company capitalized as an intangible asset. The Company determined a useful life of 10 years for the intangible asset, and, as of December 31, 2025, the remaining useful life was 3.8 years.

In October 2020, the Company received FDA approval for the New Drug Application (“NDA”) for WAKIX® for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for the intangible asset, and, as of December 31, 2025, the remaining useful life was 3.8 years.

In February 2022, the Company attained $500,000 in life-to-date aggregate net sales of WAKIX in the United States. This event triggered a final $40,000 payment under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in March of 2022. The Company determined a useful life of 7.6 years for the intangible asset, and, as of December 31, 2025, the remaining useful life was 3.8 years.

Amortization expense was $23,845 for each of the years ended December 31, 2025, 2024 and 2023, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Future annual amortization expense for the unamortized intangible assets is as follows:

Years ending December 31,
2026	$23,845
2027	23,845
2028	23,845
2029	17,883
2030	—
Thereafter	—
Total	$89,418

The gross carrying amount and net book value of the intangible asset is as follows:

	As of
	December 31,	December 31,
	2025	2024
Gross Carrying Amount	$215,000	$215,000
Accumulated Amortization	(125,582)	(101,737)
Net Book Value	$89,418	$113,263

9. LICENSE AGREEMENTS AND ASSET PURCHASE AGREEMENTS

Bioprojet Agreements

In July 2017, Harmony entered into a License Agreement (the “2017 LCA”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby Harmony acquired the exclusive right to commercialize the pharmaceutical compound pitolisant for the treatment, and/or prevention, of narcolepsy, obstructive sleep apnea, idiopathic hypersomnia, and Parkinson’s disease as well as any other indications unanimously agreed by the parties in the United States and its territories. A milestone payment of $50,000 was due upon acceptance by the FDA of pitolisant’s NDA, which was achieved in February 2019 and was expensed within research and development for the year ended December 31, 2019. A milestone payment of $77,000, which included a $2,000 fee that is described below, was due upon FDA approval of WAKIX (pitolisant) for treatment of EDS in adult patients with narcolepsy, which was achieved in August 2019. The $2,000 payment and $75,000 milestone payment were paid in August and November 2019, respectively. In addition, a milestone payment of $102,000, which included a $2,000 fee was due upon the FDA approval of the NDA for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. The $2,000 payment was paid in October 2020, and a $100,000 milestone payment was paid in January 2021. A final $40,000 milestone payment was paid to Bioprojet in March 2022 upon WAKIX attaining $500,000 in aggregate net sales in the United States. The 2017 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales, which is payable to Bioprojet on a quarterly basis. The Company incurred $188,482, $146,978 and $111,685 for the years ended December 31, 2025, 2024 and 2023, respectively, for sales-based, trademark and tiered royalties recognized as cost of product sold. As of December 31, 2025, and 2024, the Company had accrued $65,819 and $51,746, respectively, for sales-based, trademark and tiered royalties.

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

In April 2024, the Company announced that it entered into the Sublicense agreement with Bioprojet for an orexin-2 receptor agonist (OX2R), BP1.15205, to be evaluated for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, the Company obtained the exclusive right to develop, manufacture and commercialize BP1.15205 in the United States and Latin American territories (the “Licensed Territories”), which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of BP1.15205. BP1.15205 is currently in pre-clinical development with a Clinical Trial Application currently anticipated in mid-2025. Under the Sublicense, the Company paid Bioprojet an upfront license fee of $25,500, which the Company recognized as an IPR&D charge recorded in research and development within the consolidated statements of operations and comprehensive income for the year ended December 31, 2024. In November 2025, the Company achieved a clinical milestone for BP1.15205 that triggered a $4,250 payment to Bioprojet under the Sublicense, which was paid in December 2025. The Company will also be obligated to pay up to $123,250 upon achievement of development and regulatory milestones and up to $240,000 upon achievement of sales-based milestones, as well as royalty rates in the mid-teens on any sales of product using the Licensed Compound in the Licensed Territories.

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

CiRC Agreement

In June 2025, the Company entered into a research collaboration, option and license agreement (the “CiRC Agreement”) with a related party, CiRC Biosciences, Inc. (“CiRC”). Under this agreement, the Company and CiRC will collaborate on the research and development of two discovery-stage candidates (together the “Candidates”) using cell replacement therapy for treatment of refractory epilepsies and treatment-resistant narcolepsy. In connection with the CiRC Agreement, the Company paid CiRC an upfront fee of $15,000, which was recognized as an IPR&D charge recorded in research and development within the condensed consolidated statements of operations and comprehensive income for the year ended December 31, 2025. The Company will also be obligated to pay $2,000 to CiRC upon the achievement of certain research milestones for each of the Candidates. In addition, the Company has an option to obtain an exclusive license for each of the Candidates that would grant the Company global rights to develop, manufacture and commercialize each Candidate. Upon exercise of each option, the Company would be obligated to pay an option exercise fee of $8,000, or $16,000 in the aggregate if the options related to both Candidates were to be exercised, and the Company would be obligated upon achievement to pay future development, regulatory and sales-based milestones, as well as royalties on sales of any product derived from the Candidates. Refer to Note 20, Related-Party Transactions, for further discussion of related party considerations for the CiRC Agreement.

10. ACCRUED EXPENSES

Accrued expenses included the following:

	As of
	December 31,	December 31,
	2025	2024
Royalties due to Bioprojet	$65,819	$51,746
Rebates and other sales deductions	76,304	50,542
Interest	2,151	2,834
Sales and marketing	3,153	2,166
Research and development	12,193	9,014
Accrued legal and professional fees	29,999	3,047
Other expenses	1,420	1,291
	$191,039	$120,640

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

The net cash received related to the Term Loans as a result of the transactions, less debt issuance costs of $2,997, was $197,003. The debt issuance costs related to the Term Loans will be amortized as additional interest expense over the loan term of the TLA Credit Agreement. The fair value of the Term Loans as of December 31, 2025, was $163,393.

Blackstone Credit Agreement

In August 2021, the Company entered into the Blackstone Credit Agreement that provides for (i) a senior secured term loan facility in an aggregate original principal amount of $200,000 (the “Initial Term Loan”) and (ii) a senior secured delayed draw term loan facility in an aggregate principal amount up to $100,000 (the “DDTL” and, together with the Initial Term Loan, the “Loans”). The DDTL was initially available to draw down through August 9, 2022. In August 2022, the Company entered into an agreement to extend the expiration date of the DDTL to August 9, 2023.

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

Long-term debt, net consists of the following:

	December 31,	December 31,
	2025	2024
Principal amount	$165,000	$181,250
Unamortized debt discount associated with debt financing costs	(1,337)	(1,984)
Total debt, net	163,663	179,266
Less current portion	(20,000)	(16,250)
Long-term debt, net	$143,663	$163,016

Future minimum payments relating to long-term debt, net as of December 31, 2025, for the periods indicated below consists of the following:

Years ending December 31,
2026	$20,000
2027	20,000
2028	125,000
2029	—
2030	—
Thereafter	—
Total	$165,000

Interest expense related to the Company’s long-term debt, net, is included in interest expense in the consolidated statements of operations and comprehensive income (loss) and consists of the following:

	Year Ended
	December 31,
	2025	2024	2023
Interest on principal balance	$14,002	$16,796	$20,511
Amortization of deferred financing costs	647	700	3,246
Total term loan interest expense	$14,649	$17,496	$23,757

12. LEASES

Beginning in June 2018, the Company was party to an operating lease and subsequent amendments for three office suites of approximately fifteen thousand square feet, seven thousand square feet and thirteen thousand square feet in Plymouth Meeting, PA, which was set to expire in November 2025. In November 2025, the Company entered into a new operating lease amendment (the “PM Lease Amendment”) extending the lease through March 31, 2031. The terms of the PM Lease Amendment provide for fixed rental payments on a monthly basis and on a graduated scale. Additionally, the terms of the PM Lease Amendment also provide the Company with an option to extend the lease for two additional five-year periods and an option to early terminate the lease effective on the forty-first month, which were not considered in the  determination of the operating lease right-of-use asset (“ROU asset”) or operating lease liability as neither option is reasonably certain to be exercised by the Company.

The Company also leases a fleet of automobiles that are used by its sales representatives and are classified as operating leases.

As the rate implicit in the lease is not readily determinable, the Company’s operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments using the Company’s incremental borrowing rate, defined as the rate of interest that it would have to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As a policy election, leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company’s leases have remaining lease terms of less than 1 year to approximately 5 years, some of which may include the option to extend or terminate the leases.

The Company recorded operating lease costs of $1,971, $2,099 and $1,811 for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the weighted-average remaining lease term for operating leases was 4.6 years and the weighted-average discount rate for operating leases was 7.6%.

Supplemental balance sheet information related to operating leases was as follows:

Leases	Classification	December 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	Other noncurrent assets	$5,344	$2,122
Liabilities
Operating lease liability, current portion	Other current liabilities	$1,073	$1,318
Operating lease liability, long-term	Other long-term liabilities	4,512	822
Total operating lease liabilities		$5,585	$2,140

Supplemental cash flow information related to operating leases was as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Operating cash flows from operating leases	$1,995	$2,156	$2,016
Right of use assets obtained in exchange for operating lease obligations	$4,795	$1,877	$2,163

Future payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2025, consisted of the following:

Years ending December 31,
2026	$1,447
2027	1,307
2028	1,229
2029	1,180
2030	1,215
Thereafter	311
Total lease payments	6,689
Less: imputed interest	(1,104)
Total lease liabilities	$5,585

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to claims and suits arising in the ordinary course of business. The Company accrues such liabilities when they are known, if they are deemed probable and can be reasonably estimated. Accruals may be adjusted from time to time, as appropriate, in light of new information. The amount of loss incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued. Any expenses, fines, fees, penalties, judgments or settlements that might be incurred by the Company in connection with proceedings could have a material adverse effect on the Company’s results of operations and financial condition. As of December 31, 2025, there were no material claims or lawsuits outstanding other than the Abbreviated New Drug Application (“ANDA”) litigation discussed below.

ANDA Litigation

In September 2023, the Company and its licensor, Bioprojet, received notice from Lupin Limited (“Lupin”) pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Lupin Notice Letter”) that Lupin has submitted ANDA No. 218846 (the “Lupin ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of U.S. Patent Nos. 8,486,947 (“’947 patent”) and 8,207,197 (“’197 patent”). The ’947 patent and the ‘197 patent are listed with respect to WAKIX® in the FDA’s Orange Book and will expire in September 2029 and March 2030, respectively. The Lupin Notice Letter asserts that their generic product will not infringe the ’947 patent and the ‘197 patent and/or that the ’947 patent and the ‘197 patent are invalid or unenforceable. In November 2023, we, Bioprojet and Bioprojet’s wholly owned subsidiary, Bioprojet Pharma SAS (“Bioprojet Pharma”), filed a complaint for patent infringement of the ’947 patent and the ‘197 patent against Lupin and certain of their affiliates and agents in the United States District Court for the District of Delaware in response to the filing of their respective ANDAs with the FDA. In December 2024, the Company and Bioprojet received further notice from Lupin pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Second Lupin Notice Letter”) that Lupin has submitted the Lupin ANDA to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ‘947 patent and the ‘197 patent. The Second Lupin Notice Letter asserts that its generic product will not infringe the ’947 patent and the ‘197 patent and/or that the ’947 patent and the ‘197 patent are invalid or unenforceable. In January 2025, we, Bioprojet and Bioprojet Pharma filed a complaint in the United States District Court for the District of Delaware for patent infringement of the ’947 patent and the ‘197 patent against Lupin. In June 2025, the Company reached an agreement with Lupin to resolve the dispute over Lupin’s ANDA to market a generic version of WAKIX. Under the terms of the settlement agreement, the litigation between the parties in the United States District Court for the District of Delaware will be dismissed, and Lupin will have a license to sell its generic product beginning July 2030 if WAKIX receives pediatric exclusivity, or earlier under certain circumstances

In September 2023, the Company and Bioprojet received notice from Novugen Pharma Sdn. Bhd. (“Novugen”) pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Novugen Notice Letter”) that Novugen had submitted ANDA No. 218834 (the “Novugen ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ’947 patent and ’197 patent. The Novugen Notice Letter asserts that their generic product will not infringe the ’947 patent and the ‘197 patent and/or that the ’947 patent and the ‘197 patent are invalid or unenforceable. In November 2023, we, Bioprojet and Bioprojet’s wholly owned subsidiary, Bioprojet Pharma SAS (“Bioprojet Pharma”), filed a complaint for patent infringement of the ’947 patent and the ‘197 patent against Novugen and certain of their affiliates and agents in the United States District Court for the District of Delaware in response to the filing of their respective ANDAs with the FDA. In October 2024, the Company reached an agreement with Novugen Pharma to resolve the dispute over Novugen’s ANDA for a generic pitolisant hydrochloride product. Under the terms of the settlement agreement, the litigation between the parties in the United States District Court for the District of Delaware was ended on November 4, 2024, and Novugen will have a license to sell its generic product beginning July 2030 if WAKIX receives pediatric exclusivity, or earlier under certain circumstances.

In October 2023, the Company and Bioprojet received notice from Novitium Pharma LLC (“Novitium”), pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Novitium Notice Letter”), that Novitium has submitted ANDA No. 218495 (the “Novitium ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of U.S. Patent No. 8,354,430 (the “’430 patent”), which is also listed with respect to WAKIX® in the FDA’s Orange Book and will expire in February 2026. The Novitium Notice Letter asserts that its generic product will not infringe the ‘430 patent, ’947 patent and the ‘197 patent and/or that the ‘430 patent, ’947 patent and the ‘197 patent are invalid or unenforceable. In November 2023, the Company, Bioprojet and Bioprojet Pharma filed a complaint for patent infringement of the ’947 patent and the ‘197 patent against Novitium and certain of their affiliates and agents and for patent infringement of the ’430 patent against Novitium and certain of their affiliates and agents in the United States District Court for the District of Delaware in response to their filing of their respective ANDAs with the FDA. In January 2026, the Company reached an agreement with Novitium to resolve the dispute over Novitium’s ANDA to market a generic version of WAKIX. Under the terms of the settlement agreement, the litigation between the parties in the United States District Court for the District of Delaware will be dismissed, and Novitium will have a license to sell its generic product beginning July 2030 if WAKIX receives pediatric exclusivity, or earlier under certain circumstances.

In October 2023, the Company and Bioprojet received notice from Zenara Pharma Pvt. Ltd. (“Zenara”), pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Zenara Notice Letter”), that Zenara has submitted ANDA No. 218796 (the “Zenara ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ’430 patent, ’947 patent and the ’197 patent. The Zenara Notice Letter asserts that its generic product will not infringe the ‘430 patent, ’947 patent and the ‘197 patent and/or that the ‘430 patent, ’947 patent and the ‘197 patent are invalid or unenforceable. In November 2023, the Company, Bioprojet and Bioprojet Pharma filed a complaint for patent infringement of the ’947 patent and the ‘197 patent against Zenara and certain of their affiliates and agents and for patent infringement of the ’430 patent against Zenara and certain of their affiliates and agents in the United States District Court for the District of Delaware in response to their filing of their respective ANDAs with the FDA. In January 2026, the Company reached an agreement with Hikma (to whom Zenara transferred its ANDA) to resolve the dispute over Hikma’s ANDA to market a generic version of WAKIX. Under the terms of the settlement agreement, the litigation between the parties in the United States District Court for the District of Delaware will be dismissed, and Hikma will have a license to sell its generic product beginning March 2030 if WAKIX receives pediatric exclusivity, or earlier under certain circumstances.

In October 2023, the Company and Bioprojet received notice from AET Pharma US, Inc. (“AET”), pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “AET Notice Letter”), that AET has submitted ANDA No. 218892 (the “AET ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ’947 patent and the ’197 patent. AET’s Notice Letter asserts that AET’s generic product will not infringe the ’947 patent and the ‘197 patent and/or that ’947 patent and the ‘197 patent are invalid or unenforceable. In November 2023, the Company, Bioprojet and Bioprojet Pharma filed a complaint for patent infringement of the ’947 patent and the ‘197 patent against AET and certain of their affiliates and agents in the United States District Court for the District of Delaware in response to their filing of their respective ANDAs with the FDA. In August 2024, the Company and Bioprojet received further notice from AET pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Second AET Notice Letter”) that AET has submitted the AET ANDA to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ‘947 patent and the ‘197 patent. The Second AET Notice Letter asserts that its generic product will not infringe the ’947 patent and the ‘197 patent and/or that the ’947 patent and the ‘197 patent are invalid or unenforceable. In August 2024, we, Bioprojet and Bioprojet Pharma filed a complaint in the United States District Court for the District of Delaware for patent infringement of the ’947 patent and the ‘197 patent against AET.

In October 2023, the Company and Bioprojet received notice from Annora Pharma Private Limited (“Annora”), pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Annora Notice Letter”), that Annora has submitted ANDA No. 218832 (the “Annora ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of the ’430 patent, the ’947 patent and the ’197 patent. The Annora Notice Letter asserts that its generic product will not infringe the ‘430 patent, ’947 patent and the ‘197 patent and/or that the ‘430 patent, ’947 patent and the ‘197 patent are invalid or unenforceable. In November 2023, the Company, Bioprojet and Bioprojet Pharma filed a complaint for patent infringement of the ’947 patent and the ‘197 patent against Annora and certain of their affiliates and agents and for patent infringement of the ’430 patent against Annora and certain of their affiliates and agents in the United States District Court for the District of Delaware in response to their filing of their respective ANDAs with the FDA. In March 2025, the Company reached an agreement with Annora to resolve the dispute over Annora’s ANDA for a generic pitolisant hydrochloride product. Under the terms of the settlement agreement, the litigation between the parties in the United States District Court for the District of Delaware was ended on March 31, 2025, and Annora will have a license to sell its generic product beginning July 2030 if WAKIX receives pediatric exclusivity, or earlier under certain circumstances.

In October 2023, MSN Pharmaceuticals Inc. (“MSN Pharma”) sent correspondence to the Company and Bioprojet stating that MSN Pharma has submitted ANDA No. 218873 (the “MSN ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX®. In December 2023, MSN Laboratories Private Limited (“MSN”) filed a declaratory judgment action in the United States District Court for the Eastern District of Virginia against Bioprojet claiming that the ‘430 patent, the ’947 patent and the ‘197 patent will not be infringed by MSN’s generic version of WAKIX® and that the ‘947 patent is invalid. In December 2023, we, Bioprojet and Bioprojet Pharma filed a complaint in the United States District Court for the District of Delaware for patent infringement of the ‘430 patent, the ’947 patent and the ‘197 patent against MSN and MSN Pharma. In January 2024, the declaratory judgment action was transferred from the United States District Court for the Eastern District of Virginia to the United States District Court for the District of Delaware. In January 2026, the Company reached an agreement with MSN to resolve the dispute over MSN’s ANDA to market a generic version of WAKIX. Under the terms of the settlement agreement, the litigation between the parties in the United States District Court for the District of Delaware will be dismissed. The remaining terms of the settlement agreement remain confidential.

In April 2024, the United States District Court for the District of Delaware issued a scheduling order consolidating the cases described above for all purposes up to and including trial (the “Scheduling Order”). The Scheduling Order set March 27, 2025, as the date for the hearing on claim construction and scheduled a bench trial that began on February 17, 2026, and concluded on February 19, 2026. A post-trial briefing schedule and closing arguments are to be scheduled at a later date.

Settlement amounts associated with ANDA litigation have been recognized in general and administrative expenses on the Company’s consolidated statements of operation and comprehensive income for the year ended December 31, 2025. Unpaid settlements as of December 31, 2025, have been recognized in accrued expenses on the Company’s consolidated balance sheets as of December 31, 2025.

The resolution of any ANDA litigation matters against the Company could have a significant negative effect on the Company’s results of operations.

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

In October 2023, the Company’s Board of Directors terminated the August 2023 Repurchase Program and any remaining amount authorized for the repurchase of shares and simultaneously approved a new share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200,000, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the years ended December 31, 2025, and 2024, the Company repurchased no shares of common stock. During the year ended December 31, 2023, the Company repurchases and retired 1,814,653 shares of common stock at an aggregate cost of $50,000 under the October 2023 Repurchase Program, excluding commissions and transaction fees. As of December 31, 2025, the remaining amount of common stock authorized for repurchase was $150,000.

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

Stock options and stock appreciation rights under the 2020 Plan have a 10-year contractual term and vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). RSUs vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). As of December

31, 2025, there were 8,704,203 shares of common stock available for issuance under the 2020 Plan. The number of shares that may be issued under the 2020 Plan will automatically increase on January 1 of each year in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors.

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

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2025:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value ($000's)
Awards outstanding—December 31, 2024	7,157,235	$32.48	6.7
Awards issued	1,427,931	$36.13
Awards exercised	(439,606)	$22.01
Awards forfeited	(283,635)	$36.95
Awards outstanding—December 31, 2025	7,861,925	$33.56	6.3	$51,952
Awards exercisable—December 31, 2025	5,624,889	$32.86	5.4	$44,826
Awards unvested—December 31, 2025	2,237,036	$35.34	8.6	$7,126

The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2025, and 2024, were $24.08 and $20.68, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2025, and 2024, were $6,439 and $4,328, respectively.

Stock Appreciation Rights

The following table summarizes SARs activity for the year ended December 31, 2025:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value ($000's)
Awards outstanding—December 31, 2024	43,208	$9.38	4.3
Awards issued	—	$—
Awards exercised	(9,737)	$11.66
Awards forfeited	—	$—
Awards outstanding—December 31, 2025	33,471	$8.72	3.2	$692
Awards exercisable—December 31, 2025	33,471	$8.72	3.2	$692

Restricted Stock Units

The following table summarizes RSU activity for the year ended December 31, 2025:

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Awards outstanding—December 31, 2024	638,900	$30.90
Awards issued	458,650	$37.61
Awards vested	(215,795)	$30.99
Awards forfeited	(85,257)	$33.39
Awards outstanding—December 31, 2025	796,498	$34.47

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

The assumptions used to value the awards are summarized in the following table.

	Year Ended December 31
	2025	2024	2023
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	69.03 - 71.43%	69.84 - 72.98%	74.87 - 80.78%
Risk-free interest rate	3.72 - 4.44%	3.51 - 4.65%	3.42 - 4.62%
Lack of marketability discount	0.00%	0.00%	0.00%
Expected term (years)	1.4 - 6.1	1.8 - 6.1	2.3 - 10.8

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted average per share fair value of awards issued under the 2017 Plan and the 2020 Plan was $37.61, $30.62 and $31.78 in 2025, 2024 and 2023, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense was $44,960, $42,701 and $31,206 for the years ended December 31, 2025, 2024 and 2023, respectively, and is recorded in the consolidated statements of operations and comprehensive income (loss) in the following line items:

	Year Ended December 31,
	2025	2024	2023
Research and development expense	$8,958	$6,682	$3,962
Sales and marketing expense	7,376	7,435	5,148
General and administrative expense	28,626	28,584	22,096
	$44,960	$42,701	$31,206

Stock-based compensation expense, net related to options and RSUs issued under the 2017 Plan and 2020 Plan and the employee stock purchase plan is included in stockholder’s equity, and a liability for SARs is included in other non-current liabilities, in the Company’s consolidated balance sheet. As of December 31, 2025, the total unrecognized stock-based compensation expense was $43,697 and $20,446 for stock options and RSUs, respectively. These amounts will be recognized in the Company’s consolidated statement of operations over a weighted average period of 2.4 years and 2.6 years for stock options and RSU’s, respectively.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in April 2021. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 629,805, which will automatically increase on January 1 of each year in an amount equal to the lesser of (i) 1.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For the years ended December 31, 2025, 2024 and 2023, there were 25,856, 23,121 and 21,313 shares issued under the ESPP, respectively. The discount on the ESPP was $281, $298 and $393 for the years ended December 31, 2025, 2024 and 2023, respectively, and is recorded within stock-based compensation expense.

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

The following table summarizes segment revenue and significant segment expenses for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Net product revenue	$868,453	$714,734	$582,022
Less:
Cost of product sold (a)	198,315	156,788	121,232
Research and development (b)	144,923	95,548	69,091
Sales and marketing (c)	112,136	103,481	92,256
General and administrative (d)	100,065	57,683	48,838
Depreciation and amortization	25,335	24,112	24,359
Stock-based compensation	44,960	42,701	31,206
Interest expense	14,649	17,496	23,757
Interest income	(21,924)	(18,542)	(14,730)
Income tax expense	56,377	46,311	44,543
Other segment items (e)	34,930	43,663	12,617
Consolidated net income	$158,687	$145,493	$128,853

(a) Cost of product sold excluding depreciation.

(b) Research and development excluding stock-based compensation, IPR&D and impairment of long-lived assets.

(c) Sales and marketing excluding stock-based compensation.

(d) General and administrative excluding stock-based compensation and amortization.

(e) Other segment items include other expense (income), net, IPR&D charges and charges related to the extinguishment of debt.

17. EARNINGS PER SHARE

Basic earnings per share is calculated by diving net income by the weighted average number of shares of common stock outstanding. For the years ended December 31, 2025, 2024 and 2023, respectively, the Company calculated Diluted net income per common share is computed under the treasury stock method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, stock appreciation rights and restricted stock units.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2025	2024	2023
Numerator
Net income	$158,687	$145,493	$128,853
Denominator
Net income per share of common stock - basic	$2.76	$2.56	$2.17
Net income per share of common stock- diluted	$2.71	$2.51	$2.13
Weighted average number of shares of common stock - basic	57,492,277	56,885,455	59,469,648
Weighted average number of shares of common stock - diluted	58,544,570	57,869,915	60,372,397

Securities outstanding that were included in the computation above, utilizing the treasury stock method are as follows:

	Year Ended December 31,
	2025	2024	2023
Stock options, SARs, and RSUs to purchase common stock	1,052,293	984,460	902,749

Potential common shares issuable upon conversion of preferred stock and exercise of stock options that were excluded from the computation of diluted weighted-average shares outstanding excluded from the numerator are as follows:

	Year Ended December 31,
	2025	2024	2023
Stock options, SARs, and RSUs to purchase common stock	7,639,601	6,854,883	5,786,881

18. INCOME TAXES

Details of the provision for income taxes consist of the following:

	Year Ended December 31,
	2025	2024	2023
Federal	$41,749	$29,465	$32,136
State	14,628	16,846	12,407
	$56,377	$46,311	$44,543
Current	$15,678	$74,311	$57,962
Deferred	40,699	(28,000)	(13,419)
Total	$56,377	$46,311	$44,543

A reconciliation of the differences between the U.S. statutory federal income tax rate of 21.0% and the Company’s effective income tax rate as of December 31, 2025, after the adoption of ASU 2023-09, is as follows:

	Year Ended December 31,
	2025
	Amount	Percent
Federal statutory rate	$45,163	21.0%
State income taxes, net of federal tax effect*	13,601	6.3%
Tax credits
Orphan drug credit	(7,999)	(3.7)%
Research and development credit	(610)	(0.3)%
Nontaxable or nondeductible Items
In-process research and development	3,150	1.5%
Other	1,967	0.9%
Other adjustments	1,105	0.5%
Effective tax rate	$56,377	26.2%

*State taxes include the impact of the remeasurement of state deferred tax assets. There was no individual state that made up the majority (greater than 50%) of the tax effect in this category.

A reconciliation of the differences between the U.S. statutory federal income tax rate of 21.0% and the Company’s effective income tax rate as of December 31, 2024, and 2023, prior to the adoption of ASU 2023-09, is as follows:

	Year Ended December 31,
	2024	2023
Federal income tax rate	21.0%	21.0%
Stock-based compensation	0.5	(0.4)
State taxes	6.4	5.7
Credits	(4.7)	(2.1)
Nondeductible IPR&D	1.8	0.3
Valuation allowance	—	0.6
Other	(0.9)	0.6
Total	24.1%	25.7%

The Company made cash payments for income taxes, net of refunds, during the year ended December 31, 2025, as follows:

Year Ended December 31,
2025
Federal	$12,254
State
Pennsylvania	4,006
Tennessee	2,715
Other	845
Total State	$7,566
Total Income tax paid, net of refunds	$19,820

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025, and 2024, are as follows:

	As of December 31,
	2025		2024
	Assets	Liabilities	Assets	Liabilities
Acquired in-process research and development	$36,992	$—	$42,312	$—
Net operating loss carryforward	49,242	—	52,458	—
Accrued compensation	36,459	—	29,116	—
Credits	3,499	—	3,902	—
Lease obligations, net	52	—	5	—
Fixed assets	—	41	209	—
Inventory	4,713	—	7,169	—
Accrued rebates	6,320	—	5,100	—
Research and development	10,794	—	57,583	—
Other	6,068	542	25	733
Total	$154,139	583	$197,879	733
Net deferred tax asset	$153,556		197,146
Valuation allowance	$(3,857)	$—	$(6,748)	$—
Total	$149,699	$—	$190,398	$—

As of December 31, 2025, and December 31, 2024, our deferred tax assets primarily related to acquired in-process research and development costs, operating loss carryforwards, capitalized research and development costs, inventory, and accrued rebates. On July 4, 2025, the "One Big Beautiful Bill Act" (the "OBBBA") was enacted. The OBBBA contains several changes to corporate taxation, including the allowance of immediate expensing of domestic research and development expenses. As a result, the Company recorded a $48,000 reduction to deferred tax assets related to domestic research and development expenses which is reflected in its consolidated balance sheet as of December 31, 2025. As of December 31, 2024, the Company had a valuation allowance on net operating loss carryforwards of the Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd., and net operating loss carryforwards and other deferred tax assets of the Company’s subsidiary, Harmony Biosciences Management, Inc. During the year ended December 31, 2025, it was determined that the net operating loss carryforward and other deferred tax assets related to the Company’s subsidiaries were not utilizable, accordingly the Company removed the related deferred tax asset and the corresponding valuation allowance, which reduced the valuation allowance by $2,891.

As of December 31, 2025, and 2024, the Company has approximately $203,788 and $220,243, respectively, of federal net operating loss ("NOL") carryforward available to offset future federal taxable income. The Company also has approximately $110,579 and $111,079 of state NOL carryforwards as of December 31, 2025, and 2024, respectively, available to offset future state taxable income. The Company’s state NOLs begin to expire in 2037. As of December 31, 2025, and 2024, the Company had federal tax credits of $3,499 and $3,902, respectively.

Utilization of the net operating loss carryforwards and federal tax credits may be subject to a substantial limitation under Section 382 of the Internal Revenue Code due to ownership changes that could occur in the future. These changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The majority of the Company’s carryforwards and federal tax credits were acquired in conjunction with the Zynerba and Epygenix acquisitions and are subject to annual limitations under Section 382 of the Internal Revenue Code.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2022 to present. All open years may be examined to the extent that tax credits or NOLs are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2025, and 2024.

19. RETIREMENT PLAN

The Company formed a 401(k) defined contribution savings plan (the “401(k) Plan”) in January 2021. The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees limited by the IRS-imposed maximum. Employer contributions were $4,034, $2,457, and $2,128 for the years ended December 31, 2025, 2024 and 2023, respectively.

20. RELATED-PARTY TRANSACTIONS

The Company’s related party, Paragon, is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors was the President and owner of the entity. The Company is party to a right of use agreement with the related party whereby it has access to and the right to use certain office space leased by the related party in Chicago, Illinois. Additionally, the Company received consulting services from Paragon during the twelve months ended December 31, 2025. For the years ended December 31, 2025, 2024 and 2023, the Company incurred $474, $290 and $290, respectively, of expenses pursuant to the right of use agreement with this related party, which are included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, and 2024, there were no amounts due to or due from related parties included within the consolidated balance sheet.

In June 2025, the Company entered into the CiRC Agreement with CiRC, an entity controlled by Paragon. The Company paid a $15,000 upfront payment to CiRC pursuant to the CiRC Agreement which was recorded as an IPR&D charge in research and development in the consolidated statements of operations and comprehensive income. As of December 31, 2025, there were no amounts due to or due from CiRC under the CiRC agreement. Refer to Note 9, License Agreements, for further discussion regarding the CiRC Agreement.

21. VALUATION AND QUALIFYING ACCOUNTS – ACCOUNTS RECEIVABLE, NET

Changes in the valuation allowance for accounts receivable, net during the years ended December 31, 2025, 2024, and 2023, were as follows:

	Year Ended December 31,
	2025	2024	2023
Allowance for distribution fees, discounts and chargebacks at the beginning of the year	$4,004	$2,644	$1,830
Additions due to current period provision	38,921	28,782	21,821
Deductions due to payment of distribution fees, discount and chargebacks	(37,806)	(27,422)	(21,007)
Allowance for distribution fees, discounts and chargebacks at the end of the year	$5,119	$4,004	$2,644

22. SUBSEQUENT EVENTS

On January 11, 2026, the Company entered into a license agreement with a third party, which includes an exclusive license to additional intellectual property that will expand the patent estate of the Company, as well as a co-exclusive license, with which the Company intends to develop a new formulation of pitolisant in broad CNS indications outside of sleep/wake. Under the license agreement, the Company paid an upfront license fee of $15,000 and will also be obligated to pay up to $10,000 upon achievement of certain development milestones, as well as low single-digit royalties on net sales of pitolisant based products.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of December 31, 2025, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)	None.
(b)	During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Harmony Biosciences Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Harmony Biosciences Holdings, Inc., and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

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

February 24, 2026

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation.

The information required by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

(a)(3) Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Date	Number	Herewith
1.1	Sales Agreement, dates as of February 25, 2025, by and among Harmony Biosciences Holdings, Inc., Leerink Partners LLC and Cantor Fitzgerald and Co.	S-3ASR	February 25, 2025	1.2
2.1	Agreement and Plan of Merger, dated August 14, 2023, by and among Harmony Biosciences Holdings, Inc., Xylophone Acquisition Corp. and Zynerba Pharmaceuticals, Inc.	8-K/A	September 14, 2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Harmony Biosciences Holdings, Inc.	8-K	August 21, 2020	3.1

3.2	Amended and Restated Bylaws.	8-K	August 21, 2020	3.2

4.1	Form of Common Stock Certificate.	S-1/A	August 6, 2020	4.1

4.2	Description of Registrant’s Securities.	10-K	March 25, 2021	4.3

10.1*	Harmony Biosciences Holdings, Inc. 2020 Incentive Award Plan, as amended by the First Amendment to the Plan, dated March 24, 2022.	10-K	February 21, 2023	10.3

10.2*	Form of Option Agreement under Harmony Biosciences Holdings, Inc. 2020 Incentive Award Plan.	S-8	August 21, 2020	10.3

10.3*	Form of Restricted Stock Unit Agreement under Harmony Biosciences Holdings, Inc. 2020 Incentive Award Plan.	S-1/A	August 11, 2020	10.6

10.4*	Harmony Biosciences Holdings, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	August 11, 2020	10.7

10.5.1*	Amended and Restated Employment Agreement, dated August 11, 2020, by and between Harmony Biosciences, LLC and John C. Jacobs.	S-1/A	August 11, 2020	10.8

10.5.2*	Acknowledgment and Release Agreement, dated January 20, 2023, by and between Harmony Biosciences Holdings, Inc. and John C. Jacobs.	10-K	February 21, 2023	10.7.2

10.6	Form of Indemnification Agreement between Harmony Biosciences, LLC and each director and executive officer.	S-1/A	August 11, 2020	10.12

10.7	Harmony Biosciences, LLC Separation Plan.	S-1/A	August 11, 2020	10.13

10.8*	Harmony Biosciences Holdings, Inc. Amended and Restated 2017 Equity Incentive Plan.	S-1/A	August 11, 2020	10.3

10.9*	Harmony Biosciences Holdings, Inc. Non- Employee Director Compensation Program.	10-Q	November 12, 2020	10.9

10.10.1*	Offer Letter, dated October 10, 2017, by and between Harmony Biosciences, LLC and Jeffrey Dayno.	S-1/A	August 11, 2020	10.9

10.10.2*	Promotion Letter Agreement, dated January 23, 2023, by and between Harmony Biosciences Holdings, Inc. and Jeffrey M. Dayno, M.D.	8-K/A	January 23, 2023	10.12.2

10.10.3*	Executive Employment Agreement, dated April 24, 2023, between Harmony Biosciences, LLC and Jeffrey M. Dayno, M.D.	8-K	April 24, 2023	10.1

10.11*	Offer Letter, dated September 8, 2017, by and between Harmony Biosciences, LLC and Andrew Serafin.	S-1/A	August 11, 2020	10.10

10.12+	License and Commercialization Agreement, dated July 28, 2017, by and between Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.10

10.13	Amendment No. 1 to License and Commercialization Agreement, dated August 27, 2018, by and between Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.11

10.14+	Trademark License Agreement, dated August 23, 2018, by and among Bioprojet Europe, Ltd., Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.12

10.15	Amendment No.1 to License and Commercialization Agreement, dated July 31,	10-Q	April 30, 2024	10.1

	2022, by and between Bioprojet Société Civile de Recherche and Harmony Biosciences, LLC.

10.16	Right of Use Agreement, dated November 1, 2019, by and between Paragon Biosciences, LLC and Harmony Biosciences, LLC.	S-1	July 27, 2020	10.14

10.17	Second Amended and Restated Investors’ Rights Agreement, dated August 9, 2019, by and among the Registrant and the other parties thereto.	S-1	July 27, 2020	10.15

10.18*	Separation Agreement by and between Jeffrey Dierks, Harmony Biosciences Holdings, Inc., Harmony Biosciences, LLC, and Harmony Biosciences Management, Inc., dated March 20, 2025.	8-K	March 20, 2025	10.1

10.19*	Employment Agreement, dated March 4, 2021, between Harmony Biosciences, LLC and Sandip Kapadia.	8-K	March 15, 2021	10.1

10.20*	Employment Letter between Harmony Biosciences, LLC. and Kumar Budur, as amended.	8-K	May 3, 2024	10.1

10.21	Restricted Stock Unit Award Agreement dated October 4, 2023 with Sandip Kapadia	8-K	October 5, 2023	10.1

10.22	Credit Agreement, dated as of July 26, 2023, by an among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto.	8-K	July 27, 2023	10.1
10.23	Guaranty, dated July 26, 2023, by and among each of the subsidiaries of Harmony Biosciences Holdings, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	July 27, 2023	10.2
10.24	Pledge and Security Agreement, dated July 26, 2023, by and among Harmony Biosciences Holdings, Inc. and each of the subsidiaries of Harmony Biosciences Holdings, Inc., and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	July 27, 2023	10.3
10.25	First Incremental Amendment dated September 21, 2023 by and among Harmony Biosciences Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as incremental lender.	8-K	September 25, 2023	10.1

19.1	Insider Trading Policy	10-K	February 25, 2025	19.1

21.1	List of Subsidiaries of Harmony Biosciences Holdings, Inc.				X

23.1	Consent of Independent Registered Public Accounting Firm				X

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

101

The following financial statements from the Company’s Yearly Report on Form 10-K for the fiscal year ended December 31, 2025 formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity (Deficit) and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

HARMONY BIOSCIENCES HOLDINGS, INC.

By:	/s/ Jeffrey M. Dayno
Name:	Jeffrey M. Dayno, MD
Title:
President, Chief Executive Officer and Director (principal executive officer)

Date: February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey M. Dayno	President, Chief Executive Officer and Director	February 24, 2026
Jeffrey M. Dayno, MD	(Principal Executive Officer)

/s/ Sandip Kapadia	Chief Financial Officer and Chief Administrative Officer (Principal	February 24, 2026
Sandip Kapadia	Financial Officer and Principal Accounting Officer)

/s/ Jeffrey S. Aronin	Chairman of the Board	February 24, 2026
Jeffrey S. Aronin

/s/ Peter Anastasiou	Director	February 24, 2026
Peter Anastasiou

/s/ Antonio Gracias	Director	February 24, 2026
Antonio Gracias

/s/ R. Mark Graf	Director	February 24, 2026
R. Mark Graf

/s/ Juan A. Sabater	Director	February 24, 2026
Juan A. Sabater

/s/ Gary Sender	Director	February 24, 2026
Gary Sender

/s/ Linda Szyper	Director	February 24, 2026
Linda Szyper

/s/ Andreas Wicki	Director	February 24 2026
Andreas Wicki

/s/ Ron Philip	Director	February 24, 2026
Ron Philip