Form 10-Q
period 2026-03-31
Harmony Biosciences Holdings, Inc.
filed 2026-05-07
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 5, 2026, there were 57,892,676 shares of the registrant’s common stock, par value $0.00001 value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$589,398	$752,502
Investments, short-term	51,520	22,838
Trade receivables, net	108,222	96,787
Inventory, net	5,281	5,357
Prepaid expenses	16,801	16,014
Other current assets	7,595	13,516
Total current assets	778,817	907,014
NONCURRENT ASSETS:
Investments, long-term	229,555	107,127
Intangible assets, net	83,457	89,418
Deferred tax asset	153,562	149,699
Other noncurrent assets	26,433	18,373
Total noncurrent assets	493,007	364,617
TOTAL ASSETS	$1,271,824	$1,271,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$28,600	$17,693
Accrued compensation	6,726	18,443
Accrued expenses	150,107	191,039
Current portion of long-term debt	20,000	20,000
Other current liabilities	11,907	4,957
Total current liabilities	217,340	252,132
NONCURRENT LIABILITIES:
Long-term debt, net	138,814	143,663
Other noncurrent liabilities	5,321	5,618
Total noncurrent liabilities	144,135	149,281
TOTAL LIABILITIES	361,475	401,413
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock—$0.00001 par value; 500,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; 57,867,389 and 57,726,170 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid in capital	717,370	708,968
Accumulated other comprehensive (loss) income	(413)	346
Retained earnings	193,391	160,903
TOTAL STOCKHOLDERS’ EQUITY	910,349	870,218
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,271,824	$1,271,631

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Net product revenue	$215,387	$184,733
Cost of product sold	44,512	31,994
Gross profit	170,875	152,739
Operating expenses:
Research and development	69,383	34,540
Sales and marketing	31,694	30,711
General and administrative	32,507	31,243
Total operating expenses	133,584	96,494
Operating income	37,291	56,245
Other expense, net	(127)	(276)
Interest expense	(3,234)	(3,836)
Interest income	5,757	5,044
Income before income taxes	39,687	57,177
Income tax expense	(7,199)	(11,617)
Net income	$32,488	$45,560
Unrealized (loss) income on investments	(759)	179
Comprehensive income	$31,729	$45,739
EARNINGS PER SHARE:
Basic	$0.56	$0.79
Diluted	$0.55	$0.78
Weighted average number of shares of common stock - basic	57,819,060	57,309,938
Weighted average number of shares of common stock - diluted	58,776,297	58,524,566

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	(loss)	earnings	equity
Balance as of December 31, 2025	57,726,170	$1	$708,968	$346	$160,903	$870,218
Net income	—	—	—	—	32,488	32,488
Unrealized (loss) on investments	—	—	—	(759)	—	(759)
Restricted stock unit tax withholding, net of stock option exercises	141,219	—	(2,218)	—	—	(2,218)
Stock-based compensation	—	—	10,620	—	—	10,620
Balance as of March 31, 2026	57,867,389	$1	$717,370	$(413)	$193,391	$910,349

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	income	earnings	equity
Balance as of December 31, 2024	57,144,887	$1	$656,872	$66	$2,216	$659,155
Net income	—	—	—	—	45,560	45,560
Unrealized gain on investments	—	—	—	179	—	179
Restricted stock unit tax withholding, net of stock option exercises	248,786	—	3,132	—	—	3,132
Stock-based compensation	—	—	12,499	—	—	12,499
Balance as of March 31, 2025	57,393,673	$1	$672,503	$245	$47,776	$720,525

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,488	$45,560
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7	7
Intangible amortization	5,961	5,961
Acquired in-process research & development (IPR&D) expense	32,000	—
Stock-based compensation	10,620	12,499
Stock appreciation rights market adjustment	(312)	(49)
Debt issuance costs amortization	151	166
Deferred taxes	(3,863)	(4,311)
Amortization of premiums and accretion of discounts on investment securities	(220)	(451)
Other non-cash expenses	560	467
Change in operating assets and liabilities:
Trade receivables	(11,435)	(22,936)
Inventory	76	814
Prepaid expenses and other assets	(2,996)	(1,999)
Trade payables	10,907	3,715
Other liabilities	(46,184)	(5,456)
Net cash provided by operating activities	27,760	33,987
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(178,995)	(19,132)
Proceeds from maturities and sales of investment securities	27,349	21,622
Purchase of property and equipment	—	(128)
Payment of upfront fee related to license agreements	(32,000)	—
Net cash (used in) provided by investing activities	(183,646)	2,362
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of long-term debt	(5,000)	(3,750)
Payments of employee withholding taxes related to stock-based awards	(2,565)	(1,308)
Proceeds from exercised options	347	4,706
Net cash used in financing activities	(7,218)	(352)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(163,104)	35,997
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	752,772	453,271
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$589,668	$489,268
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$3,324	$4,197
Cash paid during the year for income taxes net of refunds received	—	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company

Harmony Biosciences Holdings, Inc., and its consolidated subsidiaries (the “Company” or “Harmony”), was founded in July 2017 as Harmony Biosciences II, LLC, a Delaware limited liability company. The Company converted to a Delaware corporation named Harmony Biosciences II, Inc. in September 2017 and, in February 2020, the Company changed its name to Harmony Biosciences Holdings, Inc. The Company’s operations are conducted in its wholly owned subsidiaries, Harmony Biosciences, LLC, and Harmony Biosciences Management, Inc. The Company is headquartered in Plymouth Meeting, Pennsylvania.

We are cultivating a differentiated neuroscience company, rooted in innovation and driven by a commitment to addressing the unmet needs of patients living with neurological diseases. To date, we have focused on rare neurological diseases with a growing portfolio now spanning sleep/wake and rare epilepsy, and we are harnessing scientific insights and pioneering approaches to advance meaningful treatments that help patients thrive.

In July 2017, the Company entered into a License Agreement (the “2017 LCA”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby the Company acquired the exclusive right to commercialize the pharmaceutical compound pitolisant. Our lead product, WAKIX® (pitolisant) (“WAKIX”), is a first-in-class therapy with a novel mechanism of action designed to enhance histamine signaling in the brain by binding to H3 receptors. Since its initial FDA approval in 2019 for excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy, WAKIX has subsequently been approved for cataplexy in adult patients in 2020, and EDS and cataplexy in pediatric patients six years and older in 2024 and 2026, respectively. Beyond narcolepsy, we are also advancing late-stage clinical programs exploring pitolisant in Prader-Willi syndrome (“PWS”) and continue to grow our impact in other rare neurological diseases. In July 2022, the Company entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby we obtained exclusive rights to manufacture, develop and commercialize one or more next generation pitolisant based products in the United States and Latin America. Two of the next generations formulations, Pitolisant Gastro-Resistant (“Pitolisant GR”) and Pitolisant High-Dose (“Pitolisant HD”) are currently in clinical development.

Along with nurturing the growth of our original pipeline, our innovation strategy includes targeted business development that strengthens our foundation and strategically extends our patient reach as we look to expand our portfolio to new diseases beyond histaminergic science.

In April 2024, we expanded into orexin science through a sublicense agreement with Bioprojet for an orexin 2 receptor agonist (“BP-205”) in preclinical development for narcolepsy and other potential indications. Under the sublicense agreement the Company obtained the exclusive right to develop, manufacture and commercialize BP-205 in the United States and Latin American territories, which are rights originally licensed from Teijin Pharma, the innovator of BP-205. We further broadened our portfolio into rare epilepsy when the Company acquired Epygenix Therapeutics, Inc. (“Epygenix”) in April 2024. As a result, the Company now has an exclusive license relating to the use of clemizole hydrochloride, initially for the treatment of Dravet Syndrome (“DS”) and Lennox-Gastaut Syndrome (“LGS”), and a liquid formulation of lorcaserin for the treatment of developmental and epileptic encephalopathies.

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

We are exploring an opportunity to evaluate a novel amorphous form of pitolisant targeting larger CNS indications. Our current efforts are focused on formulation optimization with new modes of delivery and towards a Phase 1 PK study.

2. LIQUIDITY AND CAPITAL RESOURCES

The unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had retained earnings of $193,391 and $160,903, as of March 31, 2026, and December 31, 2025, respectively. As of March 31, 2026, the Company had cash, cash equivalents and investments of $870,473.

The Company believes that its existing cash, cash equivalents and investments on hand as of March 31, 2026, as well as additional cash generated from operating and financing activities will meet its operational liquidity needs and fund potential investing activities for at least the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of March 31, 2026, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2026, and 2025, and the unaudited condensed consolidated statements of operations and comprehensive income and the unaudited condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026, and 2025, are unaudited. The balance sheet as of December 31, 2025, was derived from audited financial statements as of and for the year ended December 31, 2025. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2026, and the results of its operations and its cash flows for the three months ended March 31, 2026, and 2025. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of March 31, 2026, or December 31, 2025.

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

	As of
	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$589,398	$752,502
Restricted cash included in other noncurrent assets	270	270
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$589,668	$752,772

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

The Company is subject to credit risk from its trade receivables related to product sales. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored, and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. The Company monitors its exposure within accounts receivable and would record a reserve for uncollectible amounts, if necessary. As of March 31, 2026, three customers accounted for 100% of gross accounts receivable; Accredo Health Group, Inc. (“Accredo”), which accounted for 41% of gross accounts receivable; Caremark LLC (“CVS Caremark”), which accounted for 33% of gross accounts receivable; and PANTHERx Specialty Pharmacy LLC (“Pantherx”), which accounted for 26% of gross accounts receivable. As of December 31, 2025, three customers accounted for 100% of gross accounts receivable; Accredo, which accounted for 45% of gross accounts receivable, CVS Caremark, which accounted for 36% of gross accounts receivable; and PantherX, which accounted for 19% of gross accounts receivable.

For the three months ended March 31, 2026, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 37% of gross product revenue; Accredo accounted for 36% of gross product revenue; and Pantherx accounted for 27% of gross product revenue. For the three months ended March 31, 2025, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 40% of gross product revenue; Accredo accounted for 35% of gross product revenue; and Pantherx accounted for 25% of gross product revenue.

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

Recently Adopted Accounting Pronouncements

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 makes targeted improvements to accounting for and disclosure of software costs under ASC 350-40. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The guidance may be adopted prospectively, retrospectively, or via a modified prospective transition method. Early adoption is permitted. The Company early adopted this guidance in the first quarter of 2026 on a prospective basis. This pronouncement did not have a material impact on its unaudited condensed consolidated financial statements during the three months ended March 31, 2026.

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

4. INVESTMENTS

The carrying value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	March 31, 2026
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$12,931	1	(12)	$12,920
Corporate debt securities	31,187	8	(38)	31,157
U.S. government securities	7,447	—	(4)	7,443
Total short-term investments	$51,565	9	(54)	$51,520

Long-term:
Corporate debt securities	198,705	62	(425)	198,342
U.S. government securities	31,218	37	(42)	31,213
Total long-term investments	$229,923	99	(467)	$229,555

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$7,558	7	—	$7,565
Corporate debt securities	15,261	12	—	15,273
Total short-term investments	$22,819	19	—	$22,838

Long-term:
Commercial paper	$805	1	—	$806
Corporate debt securities	88,626	248	—	88,874
U.S. government securities	17,369	78	—	17,447
Total long-term investments	$106,800	327	—	$107,127

The Company classifies investments with an original maturity of less than one year as current and investments with an original maturity date of greater than one year as noncurrent in its unaudited condensed consolidated balance sheet. The investments classified as noncurrent have original maturity dates ranging from 1-2 years. The Company did not have any available-for-sale debt security investments in a continuous unrealized loss position of greater than 12 months as of March 31, 2026, and December 31, 2025, respectively.

5. FAIR VALUE MEASUREMENTS

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of March 31, 2026, or December 31, 2025.

The Company’s assets measured at fair value consisted of the following:

	March 31, 2026			December 31, 2025
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$191,291	191,291	—	$225,605	225,605	—
Commercial paper	12,920	—	12,920	8,371	—	8,371
Corporate debt securities	229,499	—	229,499	104,147	—	104,147
U.S. government securities	38,656	—	38,656	17,447	—	17,447
Total	$472,366	191,291	281,075	$355,570	225,605	129,965

6. INVENTORY

Inventory, net consisted of the following:

	As of
	March 31,	December 31,
	2026	2025
Work in process	3,461	2,885
Finished goods	1,984	2,636
Inventory, gross	5,445	5,521
Reserve for excess inventory	(164)	(164)
Total inventory, net	$5,281	$5,357

7. INTANGIBLE ASSETS

In August 2019, the Company received FDA approval of WAKIX for the treatment of EDS in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset. The Company determined a useful life of 10 years for the intangible asset, and, as of March 31, 2026, the remaining useful life was 3.5 years.

In October 2020, the Company received FDA approval for the New Drug Application (“NDA”) for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for the intangible asset, and, as of March 31, 2026, the remaining useful life was 3.5 years.

In February 2022, the Company attained $500,000 in life-to-date aggregate net sales of WAKIX in the United States. This event triggered a final $40,000 payment under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in March of 2022. The Company determined a useful life of 7.6 years for the intangible asset, and, as of March 31, 2026, the remaining useful life was 3.5 years.

Amortization expense was $5,961 for each of the three months ended March 31, 2026, and 2025, respectively, and is recorded in general and administrative on the unaudited condensed consolidated statements of operations and comprehensive income.

The Company expects the future annual amortization expense for the unamortized intangible assets to be as follows:

Years ending December 31,
2026 (excluding the three months ended March 31, 2026)	$17,884
2027	23,845
2028	23,845
2029	17,883
2030	—
Thereafter	—
Total	$83,457

The gross carrying amount and net book value of the intangible asset was as follows:

	As of
	March 31,	December 31,
	2026	2025
Gross Carrying Amount	$215,000	$215,000
Accumulated Amortization	(131,543)	(125,582)
Net Book Value	$83,457	$89,418

8. LICENSE AGREEMENTS AND ASSET PURCHASE AGREEMENTS

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

In April 2024, the Company announced that it entered into a sublicense agreement with Bioprojet for an orexin-2 receptor agonist (the “Licensed Compound”) to be evaluated for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, the Company obtained the exclusive right to develop, manufacture and commercialize the Licensed Compound in the United States and Latin American territories (the “Licensed Territories”), which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of the Licensed Compound. The Licensed Compound is currently in pre-clinical development with an Investigational Medicinal Product Dossier (“IMPD”) Application currently anticipated in the second half of 2025. Under the Sublicense, the Company paid Bioprojet an upfront license fee of $25,500, which the Company recognized as an IPR&D charge recorded in research and development within the consolidated statements of operations and comprehensive income for the year ended December 31, 2024. In November 2025, the Company achieved a clinical milestone for BP-205 that triggered a $4,250 payment to Bioprojet under the Sublicense, which was paid in December 2025. The Company will also be obligated to pay up to $123,250 upon achievement of development and regulatory milestones and up to $240,000 upon achievement of sales-based milestones, as well as royalty rates in the mid-teens on any sales of product using the Licensed Compound in the Licensed Territories.

ConSynance Agreement

In August 2021, the Company entered into an asset purchase agreement with ConSynance Therapeutics, Inc. (the “APA”) to acquire HBS-102 (formerly referred to as “CSTI-100”), a potential first-in-class molecule with a novel mechanism of action. Under the terms of the APA, the Company acquired full development and commercialization rights globally, with the exception of Greater China, for $3,500. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a single identified asset. In March 2023, the Company achieved a preclinical milestone, which triggered a $750 payment under the provisions of the APA. In September 2024, the Company achieved a milestone for preclinical proof-of-concept, which triggered a $1,000 payment under the provisions of the APA. There are additional payments due under the APA upon the achievement of certain milestones including $19,000 for development milestones, $44,000 for regulatory milestones and $110,000 for sales milestones.

CiRC Agreement

In June 2025, the Company entered into a research collaboration, option and license agreement (the “CiRC Agreement”) with a related party, CiRC Biosciences, Inc. (“CiRC”). Under this agreement, the Company and CiRC will collaborate on the research and development of two discovery-stage candidates (together the “Candidates”) using cell replacement therapy for treatment of refractory epilepsies and treatment-resistant narcolepsy. In connection with the CiRC Agreement, the Company paid CiRC an upfront fee of $15,000, which was recognized as an IPR&D charge recorded in research and development within the audited consolidated statements of operations and comprehensive income for the year ended December 31, 2025. The Company will also be obligated to pay $2,000 to CiRC upon the achievement of certain research milestones for each of the Candidates. In addition, the Company has an option to obtain an exclusive license for each of the Candidates that would grant the Company global rights to develop, manufacture and commercialize each Candidate. Upon exercise of each option, the Company would be obligated to pay an option exercise fee of $8,000, or $16,000 in the aggregate if the options related to both Candidates were to be exercised, and the Company would be obligated upon achievement to pay future development, regulatory and sales-based milestones, as well as royalties on sales of any product derived from the Candidates. Refer to Note 18, Related-Party Transactions, for further discussion of related party considerations for the CiRC Agreement.

Novitium Agreement

In January 2026, the Company entered into a license agreement ( the “Novitium License Agreement”) with Novitium Pharma LLC (“Novitium”), which includes an exclusive license to additional intellectual property that will expand the intellectual property estate of the Company, as well as a co-exclusive license, under which the Company and Novitium intend to develop a novel formulation of pitolisant in broad CNS indications outside of sleep/wake. Pursuant to the Novitium License Agreement, the Company paid an upfront license fee of $15,000, which was recognized as an IPR&D charge recorded in research and development within the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2026, and will also be obligated to pay $10,000 upon the achievement of certain development milestones, as well as low single-digit royalties on net sales of current and future pitolisant based products.

MSN Agreement

On February 25, 2026 (the “MSN Effective Date”), the Company entered into a license agreement (the “MSN License Agreement”) with MSN Laboratories Private Limited (“MSN”), which includes an exclusive, royalty-bearing license, with the right to grant sublicenses, to additional intellectual property, including pending licensed patents, under which the Company intends to develop a new formulation of pitolisant in broad CNS indications outside of sleep/wake. Pursuant to the MSN License Agreement, the Company paid an upfront license fee of $17,000, which was recognized as an IPR&D charge recorded in research and development within the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2026. In addition, the Company will be obligated to pay $25,000 upon approval of the pending licensed patents by the United States Patent and Trademark Office (“USPTO”), which amount the Company must deposit into an escrow account within nine months from the MSN Effective Date, and which will be returned to the Company if approval by the USPTO does not occur by November 25, 2027. In addition, the Company will be obligated to pay low single-digit royalties on net sales of future products that include a new formulation of pitolisant.

The Company incurred $41,906 and $29,557 for the three months ended March 31, 2026, and 2025, respectively, for sales-based, trademark and tiered royalties recognized as cost of product sold. As of March 31, 2026, and December 31, 2025, the Company had accrued $41,906 and $65,819, respectively, for sales-based, trademark and tiered royalties.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of
	March 31,	December 31,
	2026	2025
Royalties	$41,906	$65,819
Rebates and other sales deductions	77,448	76,304
Interest	1,910	2,151
Sales and marketing	4,915	3,153
Research and development	10,246	12,193
Legal and professional fees	11,797	29,999
Other expenses	1,885	1,420
	$150,107	$191,039

10. DEBT

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

The net cash received related to the TLA Term Loan as a result of the transactions, less debt issuance costs of $2,997, was $197,003. The debt issuance costs related to the TLA Term Loan will be amortized as additional interest expense over the loan term of the TLA Credit Agreement. The fair value of the TLA Term Loan as of March 31, 2026, was $156,408.

Long-term debt, net consisted of the following:

	March 31,	December 31,
	2026	2025
Principal amount	$160,000	$165,000
Unamortized debt discount associated with debt financing costs	(1,186)	(1,337)
Total debt, net	158,814	163,663
Less current portion	(20,000)	(20,000)
Long-term debt, net	$138,814	$143,663

Future minimum payments relating to long-term debt, net as of March 31, 2026, for the periods indicated below consisted of the following:

Years ending December 31,
2026 (excluding the three months ended March 31, 2026)	$15,000
2027	20,000
2028	125,000
2029	—
2030	—
Thereafter	—
Total	$160,000

Interest expense related to the Company’s long-term debt, net, is included in interest expense within the unaudited condensed consolidated statements of operations and comprehensive income and consisted of the following:

	Three Months Ended
	March 31,
	2026	2025
Interest on principal balance	$3,083	$3,670
Amortization of deferred financing costs	151	166
Total term loan interest expense	$3,234	$3,836

The TLA Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2026, the Company had an event of default, which dated back to July 2025, related to a nonfinancial covenant due to a delay in a subsidiary joining the TLA Credit Agreement as a guarantor. On May 4, 2026, the Company entered into a Waiver and Consent Agreement with the Administrative Agent and certain lenders, whereby the event of default was waived. The Company has made all required principal and interest payments on time in connection with the TLA Credit Agreement and is in compliance with all covenants as of May 7, 2026, the date of issuance of these condensed consolidated financial statements.

11. LEASES

In June 2018, the Company entered into an operating lease for three office suites of approximately fifteen thousand square feet, seven thousand square feet and thirteen thousand square feet in Plymouth Meeting, PA, which was set to expire in November 2025.  In November 2025, the Company entered into an operating lease amendment (the “PM Lease Amendment”) extending the lease through March 31, 2031. The terms of the PM Lease Amendment provide for fixed rental payments on a monthly basis and on a graduated scale. Additionally, the terms of the PM Lease Amendment provide the Company with an option to extend the lease for two additional five-year periods and an option to early terminate the lease effective on the forty-first month, which options were not considered in the determination of the operating lease right-of-use asset (“ROU asset”) or operating lease liability as neither option is reasonably certain to be exercised by the Company.

The Company also leases a fleet of automobiles that are primarily used by its sales force and are classified as operating leases.

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Our leases have remaining lease terms of less than 1 year to approximately 5 years, some of which may include the option to extend or terminate the leases.

The Company recorded operating lease costs of $499 and $467 for the three months ended March 31, 2026, and 2025, respectively.

As of March 31, 2026, the weighted-average remaining lease term for operating leases was 4.4 years and the weighted-average discount rate for operating leases was 7.60%.

Supplemental balance sheet information related to operating leases was as follows:

Leases	Classification	March 31, 2026	December 31, 2025
Assets
Operating lease right-of-use assets	Other noncurrent assets	$5,388	$5,344
Liabilities
Operating lease liability, current portion	Other current liabilities	$1,267	$1,073
Operating lease liability, long-term	Other long-term liabilities	4,528	4,512
Total operating lease liabilities		$5,795	$5,585

Supplemental cash flow information related to operating leases was as follows:

	March 31, 2026	March 31, 2025
Operating cash flows from operating leases	$333	$430
Right of use assets obtained in exchange for operating lease obligations	$476	$34

Future payments under non-cancelable operating leases with initial terms of one year or more as of March 31, 2026, consisted of the following:

Years ending December 31,
2026 (excluding the three months ended March 31, 2026)	$1,236
2027	1,476
2028	1,406
2029	1,200
2030	1,215
Thereafter	311
Total lease payments	6,844
Less: imputed interest	(1,049)
Total lease liabilities	$5,795

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to claims and suits arising in the ordinary course of business. The Company accrues such liabilities when they are known, if they are deemed probable and can be reasonably estimated. Accruals may be adjusted from time to time, as appropriate, in light of new information. The amount of loss incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued. Any expenses, fines, fees, penalties, judgments or settlements that might be incurred by the Company in connection with proceedings could have a material adverse effect on the Company’s results of operations and financial condition. As of March 31, 2026, there were no material claims or lawsuits outstanding other than the Abbreviated New Drug Application (“ANDA”) litigation discussed below.

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

In October 2023, the Company and Bioprojet received notice from Novitium, pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Novitium Notice Letter”), that Novitium has submitted ANDA No. 218495 (the “Novitium ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of U.S. Patent No. 8,354,430 (the “’430 patent”), which is also listed with respect to WAKIX® in the FDA’s Orange Book and will expire in February 2026. The Novitium Notice Letter asserts that its generic product will not infringe the ‘430 patent, ’947 patent and the ‘197 patent and/or that the ‘430 patent, ’947 patent and the ‘197 patent are invalid or unenforceable. In November 2023, the Company, Bioprojet and Bioprojet Pharma filed a complaint for patent infringement of the ’947 patent and the ‘197 patent against Novitium and certain of their affiliates and agents and for patent infringement of the ’430 patent against Novitium and certain of their affiliates and agents in the United States District Court for the District of Delaware in response to their filing of their respective ANDAs with the FDA. In January 2026, the Company reached an agreement with Novitium to resolve the dispute over Novitium’s ANDA to market a generic version of WAKIX. Under the terms of the settlement agreement, the litigation between the parties in the United States District Court for the District of Delaware will be dismissed, and Novitium will have a license to sell its generic product beginning July 2030 if WAKIX receives pediatric exclusivity, or earlier under certain circumstances.

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

In April 2024, the United States District Court for the District of Delaware issued a scheduling order consolidating the cases described above for all purposes up to and including trial (the “Scheduling Order”). The Scheduling Order set March 27, 2025, as the date for the hearing on claim construction and scheduled a bench trial that began on February 17, 2026, and concluded on February 19, 2026. Opening post-trial briefs were filed on April 9, 2026. Rebuttal briefs are due May 7, 2026, and reply briefs are due May 21, 2026.

The resolution of any ANDA litigation matter against the Company could have a significant negative effect on the Company’s results of operations.

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

Share Repurchase Program

In October 2023, the Company’s Board of Directors approved a share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200,000, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the three months ended March 31, 2026, and 2025, no shares of common stock were repurchased by the Company under the October 2023 Repurchase Program. As of March 31, 2026, the remaining amount of common stock authorized for repurchases was $150,000.

14. STOCK INCENTIVE PLAN AND STOCK-BASED COMPENSATION

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

Stock options and SARs under the 2020 Plan have a 10-year contractual term and vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). RSUs vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). As of March 31, 2026, there were 7,333,147 shares of common stock available for issuance under the 2020 Plan. The number of shares that may be issued under the 2020 Plan automatically increases on January 1 of each year in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors.

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

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2026:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value ($000's)
Awards outstanding—December 31, 2025	7,861,925	$33.56	6.3
Awards issued	1,042,150	$36.76
Awards exercised	(32,731)	$10.85
Awards forfeited	(103,790)	$35.80
Awards outstanding—March 31, 2026	8,767,554	$34.00	6.5	$16,301
Awards exercisable—March 31, 2026	5,994,578	$33.43	5.3	$16,201
Awards unvested—March 31, 2026	2,772,976	$35.25	9.0	$100

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2026, and 2025 was $23.38 and $25.50, respectively. The total intrinsic value of stock options exercised for the three months ended March 31, 2026, and 2025, was $594 and $2,157, respectively.

Stock Appreciation Rights

The following table summarizes SARs activity for the three months ended March 31, 2026:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value ($000's)
Awards outstanding—December 31, 2025	33,471	$8.72	3.2
Awards issued	—	$—
Awards exercised	—	$—
Awards forfeited	—	$—
Awards outstanding—March 31, 2026	33,471	$8.72	2.9	$380
Awards exercisable—March 31, 2026	33,471	$8.72	2.9	$380

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2026:

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Awards outstanding—December 31, 2025	796,498	$34.47
Awards issued	472,250	$36.76
Awards vested	(180,279)	$34.77
Awards forfeited	(39,554)	$35.30
Awards outstanding—March 31, 2026	1,048,915	$35.42

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted-average per share fair value of awards issued under the 2020 Plan during the three months ended March 31, 2026, and 2025 was $36.76 and $38.25, respectively.

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

The assumptions used to value the awards are summarized in the following table.

	As of
	March 31, 2026	December 31, 2025
Dividend yield	0.00%	0.00%
Expected volatility	66.49 - 66.65%	69.03 - 71.43%
Risk-free interest rate	3.84 - 3.97%	3.72 - 4.44%
Lack of marketability discount	0.00%	0.00%
Expected term (years)	1.3 - 6.1	1.4 - 6.1

Stock-Based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2026, and 2025, was recorded in the unaudited condensed consolidated statements of operations and comprehensive income in the following line items:

	Three Months Ended March 31,
	2026	2025
Research and development expense	$2,365	$2,302
Sales and marketing expense	1,795	2,744
General and administrative expense	6,148	7,404
	$10,308	$12,450

Stock-based compensation expense related to options and RSUs issued under the 2017 Plan and 2020 Plan is included in stockholder’s equity, and a liability for SARs is included in other non-current liabilities, in the Company’s unaudited condensed consolidated balance sheet. As of March 31, 2026, the total unrecognized stock-based compensation expense was $57,995 and $33,769 for stock options and RSUs, respectively. These amounts will be recognized in the Company’s consolidated statement of operations over a weighted average period of 3.0 years and 3.1 years for stock options and RSUs, respectively.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on April 30, 2021. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 629,805, which automatically increases on January 1 of each year in an amount equal to the lesser of (i) 1.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were no shares issued under the ESPP for the three months ended March 31, 2026, and 2025, respectively. The discount on the ESPP was $89 and $60 for the three months ended March 31, 2026, and 2025, respectively, and is recorded within stock-based compensation expense.

15. SEGMENT INFORMATION

The Company has one reportable segment: rare neurological diseases. The rare neurological diseases segment consists of the Company’s commercial product, WAKIX, and its potential product candidates that focus on patients living with rare neurological diseases who have unmet needs. The Company currently derives all of its revenue from sales of WAKIX, which is used in the treatment of EDS and cataplexy in adult patients with narcolepsy and the treatment of EDS in pediatric patients six years and older with narcolepsy and manages its business activities on a consolidated basis.

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

The following table summarizes segment revenue and significant segment expenses for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Net product revenue	$215,387	$184,733
Less:
Cost of product sold (a)	44,505	31,987
Research and development (b)	35,018	32,238
Sales and marketing (c)	29,899	27,967
General and administrative (d)	20,398	17,878
Depreciation and amortization	5,968	5,968
Stock-based compensation	10,308	12,450
Interest expense	3,234	3,836
Interest income	(5,757)	(5,044)
Income tax expense	7,199	11,617
Other segment items (e)	32,127	276
Consolidated net income	$32,488	$45,560

(a)	Cost of product sold excluding depreciation.
(b)	Research and development excluding stock-based compensation and IPR&D.
(c)	Sales and marketing excluding stock-based compensation.
(d)	General and administrative excluding stock-based compensation and amortization.
(e)	Other segment items include other expense, net and IPR&D charges.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2026	2025
Numerator
Net income	$32,488	$45,560
Denominator
Net income per share of common stock - basic	$0.56	$0.79
Net income per share of common stock- diluted	$0.55	$0.78
Weighted average number of shares of common stock - basic	57,819,060	57,309,938
Weighted average number of shares of common stock - diluted	58,776,297	58,524,566

Securities outstanding and included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended March 31,
	2026	2025
Stock options, SARs, and RSUs to purchase common stock	957,237	1,214,628

The following table represents the shares of common stock excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options, SARs, and RSUs to purchase common stock	8,892,703	7,752,451

17. INCOME TAXES

A reconciliation of the differences between the U.S. statutory federal income tax rate of 21.0% and the Company’s effective income tax rate for the three months ended March 31, 2026, after the adoption of ASU 2023-09, is as follows:

	Three Months Ended March 31,
	2026
	Amount	Percent
Federal statutory rate	$8,334	21.0%
State income taxes, net of federal tax effect*	516	1.3%
Tax credits
Orphan drug credit	(1,262)	(3.2)%
Research and development credit	(310)	(0.8)%
Other nontaxable or nondeductible items	(79)	(0.2)%

Effective tax rate	$7,199	18.1%

* State taxes in Illinois made up the majority (greater than 50%) of the tax effect in this category.

A reconciliation of the differences between the U.S. statutory federal income tax rate of 21.0% and the Company’s effective tax rate for the three months ended March 31, 2025, prior to the adoption of ASU 2023-09, is as follows:

Three Months Ended March 31,
2025
Federal income tax rate	21.0%
Stock-based compensation	0.4
State taxes	1.1
Credits	(2.4)
Other	0.2
Total	20.3%

18. RELATED-PARTY TRANSACTIONS

Paragon Biosciences, LLC (“Paragon”) is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors was the President and owner of the entity. The Company is party to a right of use agreement with Paragon whereby it has access to and the right to use certain office space leased by Paragon in Chicago, Illinois. The Company incurred $73 for each of the three months ended March 31, 2026, and 2025, respectively, of expenses pursuant to the right of use agreement with Paragon, which are included in general and administrative in the unaudited condensed consolidated statements of operations and comprehensive income. As of March 31, 2026, and December 31, 2025, there were no amounts due to or due from Paragon included in the unaudited condensed consolidated balance sheets.

In June 2025, the Company entered into the CiRC Agreement with CiRC, an entity controlled by Paragon. The Company paid a $15,000 upfront payment to CiRC pursuant to the CiRC Agreement which was recorded as an IPR&D charge in research and development in the unaudited condensed consolidated statements of operations and comprehensive income. As of March 31, 2026, and December 31, 2025, there were no amounts due to or due from CiRC under the CiRC agreement. Refer to Note 8, License Agreements, for further discussion regarding the CiRC Agreement.

19. SUBSEQUENT EVENTS

Patent Infringement Litigation

On April 20, 2026, the Company, along with its exclusive licensor Novitium, filed a lawsuit against AET Pharma US, Inc., AET Laboratories Private Limited, Alfred E. Tiefenbacher (GmbH & Co. KG), Sandoz Inc., Sandoz Private Limited, and Sandoz GmbH, alleging that the defendants’ actions in connection with the filing of AET’s ANDA No. 218892 infringe one or more claims of U.S. Patent No. 11,623,920. The case was filed in the United States District Court for the District of Delaware, and assigned case no. 26-cv-00453-JLH.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, products, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these items or similar expressions.

All of our forward-looking statements are qualified in their entirety by reference to known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include , but are not limited to, risks and uncertainties relating to:

●	our commercialization efforts and strategy for WAKIX;
●	the rate and degree of market acceptance and clinical utility of pitolisant in additional indications, if approved, and any other product candidates we may develop or acquire, if approved;
●	our research and development plans, including our plans to explore the therapeutic potential of pitolisant in additional indications, progress developing the new Pitolisant Gastro-resistant (“Pitolisant GR”) and Pitolisant High Dose (“Pitolisant HD”) formulations, and the development of BP-205, clemizole hydrochloride (“EPX-100”) and other compounds;
●	our ongoing and planned clinical trials;
●	the availability of favorable insurance coverage and reimbursement for WAKIX;
●	the timing of, and our ability to obtain, regulatory approvals for pitolisant for other indications as well as any other product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and additional financing needs;
●	our ability to identify, acquire and integrate additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	significant competition in our industry;
●	our intellectual property positions;
●	loss or retirement of key members of management;
●	failure to successfully execute our growth strategy, including any delays in our planned future growth;
●	our failure to maintain effective internal controls;
●	the impact of government laws and regulations; and

●	other risks and uncertainties identified under the “Risk Factors” section or other portions of this report or other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Company Overview

At Harmony, we are cultivating a differentiated neuroscience company, rooted in innovation and driven by a commitment to addressing the unmet needs of patients living with neurological diseases. To date, we have focused on rare neurological diseases with a growing portfolio now spanning sleep/wake and rare epilepsy, and we are harnessing scientific insights and pioneering approaches to advance meaningful treatments that help patients thrive. Our operations are conducted by our wholly owned subsidiaries, Harmony Biosciences, LLC and Harmony Biosciences Management, Inc.

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

We are focusing our development efforts on other rare neurological disorders in which EDS is a prominent symptom, including Prader-Willi Syndrome (“PWS”) and myotonic dystrophy type 1, otherwise known as dystrophia myotonica (“DM1”). Based on the positive signals from the data from our Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS and other key behavioral symptoms in patients with PWS, an End-of-Phase 2 meeting with the FDA was held in June 2023. We aligned with the FDA on the proposed Phase 3 registration study design to support further investigation of pitolisant as a potential treatment to address the unmet medical need for children, adolescents and adults with PWS experiencing EDS, for which there is currently no approved treatment. In October 2023, we received FDA alignment regarding the study design for the Phase 3 TEMPO study in patients with PWS, which has the potential to serve as the registrational trial and support our efforts to seek pediatric exclusivity for pitolisant. In February 2024, the FDA granted Orphan Drug designation to pitolisant for the treatment of PWS. The Phase 3 registrational trial, the TEMPO study, was initiated in the first quarter of 2024. In June 2021, we initiated a Phase 2 proof-of-concept signal detection clinical trial to evaluate pitolisant for the treatment of EDS, fatigue and cognitive dysfunction in adult patients with DM1 and announced topline results from this trial in the fourth quarter of 2023, in which clinically meaningful improvements were demonstrated in EDS and fatigue, the two most prominent non-muscular symptoms in patients with DM1. The safety profile of pitolisant in adult patients with DM1 was consistent with the established safety and tolerability profile of pitolisant with no new safety signals detected and no serious adverse events reported.

Our partner, Bioprojet completed a Phase 3 trial in pediatric patients with narcolepsy and submitted the trial data to the European Medicines Agency (the “EMA”) seeking approval for a pediatric narcolepsy indication. In January 2023, Bioprojet received a positive opinion from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) and in March 2023, the EMA granted approval for the marketing authorization of WAKIX for the treatment of narcolepsy with or without cataplexy in children six and older. Based on the data from the positive Phase 3 trial conducted by Bioprojet, we submitted an sNDA for pediatric narcolepsy in December 2023. In June 2024, we announced that the FDA approved our sNDA for WAKIX for the treatment of EDS in pediatric patients six years of age and older with narcolepsy. In addition, in June 2024, the FDA did not approve our sNDA seeking to expand the WAKIX label for the treatment of pediatric patients with cataplexy. In October 2024, we held a Type A meeting with the FDA to discuss the pediatric cataplexy indication and reached alignment on a path to sNDA resubmission, which was submitted in the third quarter of 2025. In February 2026, the FDA approved WAKIX for the treatment of cataplexy in patients six years and older with narcolepsy.

We remain committed to obtaining pediatric exclusivity for WAKIX. We believe the initiation of the PWS Phase 3 registrational trial, the TEMPO study, and our current data in pediatric narcolepsy, which resulted in the FDA’s approval of WAKIX in its current pediatric indication, are supportive of our efforts in obtaining pediatric exclusivity for WAKIX.

We have expanded our pipeline through the acquisition of additional assets that focus on addressing the unmet needs of patients living with rare neurological diseases as well as patients living with other neurological diseases who have unmet medical needs. We are targeting assets that will allow us to further leverage the expertise and infrastructure that we have successfully built at Harmony so we can optimize the benefit of internal synergies. Consistent with this objective, in July 2022, we entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby we obtained exclusive rights to manufacture, develop and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon the agreement of both parties. We have made progress in the development of two new formulations of pitolisant: Pitolisant GR and Pitolisant HD. Both formulations entered clinical studies in the fourth quarter of 2023. We received data from the Pitolisant GR pilot bioequivalence study, which supports further development of Pitolisant GR. We initiated the pivotal bioequivalence study in the first quarter of 2025. The topline data readout in the fourth quarter of 2025 showed pitolisant GR to be bioequivalent to WAKIX. In addition, we completed a dosing optimization study that supports initiating pitolisant GR at the therapeutic dose of 17.8mg without titration. We are on track to submit an NDA in the second quarter of 2026 and anticipate a PDUFA date for Pitolisant GR in the first quarter of 2027. We received data from the Pitolisant HD pilot pharmacokinetics study in June 2024, which also supports advancing this development program toward pivotal trials. We submitted an Investigational New Drug (“IND”) application for pitolisant HD with the FDA to initiate Phase 3 registrational trials in narcolepsy and idiopathic hypersomnia (“IH”) in the fourth quarter of 2025. After receiving “Study May Proceed” letters from the FDA, the Phase 3 registrational trial in narcolepsy, ONSTRIDE1, and the Phase 3 registrational trial in IH, ONSTRIDE2, were initiated. We anticipate topline data in 2027 and a potential PDUFA date in 2028. Utility patents have been filed for both of these formulations, with the potential for patent protection to the mid-2040’s.

In April 2024, we entered into a sublicense agreement with Bioprojet for an orexin-2 receptor agonist (OX2R) (“BP-205”) to be evaluated for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, we have obtained the exclusive right to develop, manufacture and commercialize BP-205 in the United States and Latin American territories, which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of BP-205. In June 2025, we announced positive pre-clinical data demonstrating significant wake-promoting and cataplexy-suppressing effects in a standard transgenic mouse model of narcolepsy type 1, and presented safety data from the three month GLP toxicity studies in two different species. We filed an investigational medicinal product dossier (“IMPD”) with the EMA and began first-in-human studies in the fourth quarter of 2025 with topline data from the single ascending dose part of the study anticipated in 2026. We plan to submit a United States IND in mid-2026 and initiate a sleep-deprived healthy volunteer study in the second half of 2026.

In June 2025, we entered into a research collaboration, option and license agreement (the “CiRC Agreement”) with a related party, CiRC Biosciences, Inc. (“CiRC”). Under this agreement, Harmony and CiRC will collaborate on the research and development of two discovery-stage candidates, CBS104 for refractory epilepsy and CBS105 for treatment-resistant narcolepsy (together the “Candidates”), using cell replacement therapy for the treatment of refractory epilepsies and treatment-resistant narcolepsy.

In August 2021, we acquired HBS-102, a Melanin-concentrating hormone receptor type 1 (MCHR1) antagonist previously developed as CSTI-100/ALB-127258(a)/ALB-127258 (the “Compound”), along with intellectual property and other assets related to the development, manufacture, and commercialization of the Compound from ConSynance Therapeutics, Inc. We acquired full development and commercialization rights for HBS-102 globally, but we have provided an indication-limited grant-back license to ConSynance for the development and commercialization of the Compound in Greater China. We conducted a preclinical PoC study to assess the effect of HBS-102 on hyperphagia, weight gain and other metabolic parameters in a mouse model of PWS. The final report was received during the third quarter of 2024, and the results are consistent with the expected results. In addition, a 13-week toxicology study has been completed, and we believe the preliminary results are encouraging.

We are exploring an opportunity to evaluate a novel amorphous form of pitolisant in larger CNS indications. Our current efforts are focused on formulation optimization with new modes of delivery and towards a Phase 1 PK study.

Rare Epilepsy Franchise

In April 2024, we acquired all of the outstanding capital stock of Epygenix Therapeutics, Inc. (“Epygenix”), pursuant to the terms of a stock purchase agreement (the “Epygenix Agreement”). As a result, we now have an exclusive license relating to the use of clemizole (“EPX-100”) for the treatment of Dravet Syndrome (“DS”), Lennox-Gastaut Syndrome (“LGS”) and other developmental and epileptic encephalopathies (“DEEs”). Patients with both conditions often encounter severe refractory epilepsy and extreme co-morbidities or mortality without effective treatments, even with polypharmacy. As such, there is a recognized need for improved treatment options for both conditions. We believe the total addressable market for EPX-100 among patients with DS is approximately 5,000 people based on an estimated current DS prevalence of approximately 8,600 cases and approximately 7,000 diagnosed DS cases. We believe the total addressable market for EPX-100 among patients with LGS is approximately 35,000 people based on an estimated current LGS prevalence of approximately 48,000 cases and 44,000 diagnosed LGS cases. EPX-100 has been granted orphan drug designation and rare pediatric disease designation by the FDA for treatment of both DS and LGS. EPX-100 is currently in two Phase 3 registrational clinical trials, one for each of DS (the ARGUS Study) and LGS (the LIGHTHOUSE Study). We anticipate topline data in 2027 and a potential PDUFA date in 2028. In December 2025, we announced initial open-label extension data from the ARGUS Study, which showed clinically meaningful reductions in seizure activity in participants with DS and a favorable benefit-risk profile.

Additionally, we are currently developing a liquid formulation of lorcaserin, a selective 5HT-2C agonist, for the treatment of DEEs (“EPX-200”), another asset acquired pursuant to the terms of the Epygenix Agreement. EPX-200 is currently in the pre-IND phase.

Commercial Performance Metrics

As of March 31, 2026, we have continued to see growth in the number of unique healthcare professional (“HCP”) prescribers of WAKIX since it became available in November 2019. There are approximately 9,000 HCPs who treat patients living with narcolepsy, with approximately 4,000 enrolled in oxybate risk-evaluation and mitigation strategies. The average number of patients on WAKIX for the three months ended March 31, 2026, was approximately 8,500. Additionally, as of March 31, 2026, we have secured formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States.

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

Cost of Product Sold

Cost of product sold includes manufacturing and distribution costs, the cost of API, FDA program fees, royalties due to third parties on net product sales, freight, shipping, handling, storage costs, and salaries of employees involved with oversight of production. We expect the cost of product sold to increase as we continue to ramp up production in order to meet future demand for WAKIX and diversify our supply chain for WAKIX.

The shelf life of WAKIX is four years from the date of manufacture, with the earliest expiration of current inventory expected to be May 2027. We regularly review our inventory levels and expect write-offs from time to time. We will continue to assess inventory levels in future periods as demand for WAKIX and the rate of inventory turnover evolves. We currently have adequate supply of WAKIX to cover demand into the fourth quarter of 2028, with additional API on-hand inventory to support at least 24 months beyond this time frame.

Research and Development Expenses

Research and development expenses primarily include development programs for potential new indications for pitolisant in patients with IH, PWS, and DM1 and the development of our product candidates EPX-100, EPX-200 Pitolisant GR, Pitolisant HD, BP-205 and HBS-102. We also incur research and development expenses related to our team of Medical Science Liaisons (“MSLs”) who interact with key opinion leaders, with a focus on the science, the role of histamine in sleep-wake state stability and the novel mechanism of action of pitolisant. In addition, our MSLs support our market access team with the presentation of clinical data to payors upon request and our clinical development team to identify potential clinical trial sites. Research and development costs are expensed as incurred. We have significantly increased our research and development efforts as we advance our clinical programs and add product candidates to expand our pipeline. Research and development expenses also include:

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

Product candidates in later stages of clinical development generally have higher development costs in the current period than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, milestone payments, and the cost of submitting an NDA to the FDA (and/or other regulatory authorities). We expect our research and development expenses to be significant as we advance our current clinical development programs and prepare to seek regulatory approval for additional indications for pitolisant and Pitolisant GR, complete the Phase 3 clinical trials for EPX-100 and Pitolisant HD, and advance the development of BP-205, CBS105 and HBS-102 toward new indications.

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

Sales and Marketing Expenses

Our sales and marketing expenses primarily relate to the market development and commercialization activities of WAKIX for the treatment of EDS and cataplexy in patients six years and older with narcolepsy. Market development and commercial activities account for a significant portion of our operating expenses and are expensed as incurred. We expect our sales and marketing expenses to increase in the near- and mid-term to support WAKIX’s indications for the treatment of EDS or cataplexy in adult patients with narcolepsy, the treatment of EDS in pediatric patients 6 years of age and older with narcolepsy and to expand our portfolio with the anticipated growth from potential additional indications.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for our personnel in executive, legal, finance and accounting, human resources, investor relations, and other administrative departments. General and administrative expenses also consist of office leases, and professional fees, including legal, tax and accounting, and consulting fees.

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

Paragon Agreement

We are party to a right-of-use agreement with Paragon whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. We paid fees of $0.1 million to Paragon related to rent for each of the three months ended March 31, 2026, and 2025, respectively.

Interest Expense

Interest expense consists primarily of interest expense on debt facilities, amortization of debt issuance costs and amortization of premiums on our debt securities.

Interest Income

Interest income consists primarily of cash interest earned on our cash and investment balances and accretion of the discount on our investments in debt securities.

Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net product revenue	$215,387	$184,733
Cost of product sold	44,512	31,994
Gross profit	170,875	152,739
Operating expenses:
Research and development	69,383	34,540
Sales and marketing	31,694	30,711
General and administrative	32,507	31,243
Total operating expenses	133,584	96,494
Operating income	37,291	56,245
Other (expense) income, net	(127)	(276)
Interest expense	(3,234)	(3,836)
Interest income	5,757	5,044
Net income before provision for income taxes	39,687	57,177
Income tax expense	(7,199)	(11,617)
Net income	$32,488	$45,560

Net Product Revenue

Net product revenue increased by $30.7 million, or 16.6%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase for the three months ended March 31, 2026, was primarily due to a 12.1% increase in the number of units shipped and the impact of a 7% price increase partially offset by higher rebates of approximately 3.7%. The price increase occurred in January 2026.

Cost of Product Sold

Cost of product sold increased by $12.5 million, or 39.1%, for the three months ended March 31, 2026, compared to the same period in 2025. Cost of product sold as a percentage of net product revenue was 20.7% for the three months ended March 31, 2026, compared to 17.3% for the three months ended March 31, 2025. The increase in cost of product sold was primarily due to higher royalties as a result of the increase in net product revenue of WAKIX. The increase in the cost of product sold as a percentage of net revenue was driven by new royalties related to the Novitium License Agreement.

Research and Development Expenses

The following table is a summary of our research and development expenses:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Pitolisant	$5,391	$5,392	$(1)
EPX-100	8,159	6,546	1,613
Pitolisant GR and Pitolisant HD	7,734	1,980	5,754
IPR&D	32,000	-	32,000
Personnel expenses	8,363	7,526	837
Stock-based compensation	2,365	2,302	63
Other research and development	5,371	10,794	(5,423)
Total	$69,383	$34,540	$34,843

Research and development expenses increased by $34.8 million, or 100.9%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase for the three months ended March 31, 2026, was primarily driven by IPR&D charges of $32.0 million related to upfront license fee payments that occurred during the three months ended March 31, 2026, a combined $7.4 million increase in research and development expenses for EPX-100 and Pitolisant GR and HD as we progressed clinical trials and manufacturing, a $1.0 million increase associated with development of BP-205, a $0.8 million increase in personnel costs associated with higher headcount, a $0.1 million increase in stock compensation associated with new equity awards, and a $0.5 million increase in other research and development expenses offset by a $7.0 million decrease in clinical expenses as we phase out the ZYN002 program in FXS.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.0 million, or 3.2%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase for the three months ended March 31, 2026, was primarily due to a $2.6 million increase in patient engagement and marketing activities and a $0.5 million increase in personnel costs, offset by a $1.1 million decrease in travel and meeting expense and a $1.0 million decrease in stock compensation expense. The increase in patient engagement and marketing activities was driven by our continued growth of WAKIX and the increase in personnel costs was driven primarily by higher headcount.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million, or 4.0%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase in the three months ended March 31, 2026, was primarily due to a $2.3 million increase in legal and professional fees, primarily associated with patent lawsuits and a $0.3 million increase in personnel costs associated with higher headcount offset by a $1.3 million decrease in stock compensation.

Interest Expense

Interest expense decreased by $0.6 million, or 15.7%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease for the three months ended March 31, 2026, was primarily due to lower average outstanding debt balances and lower interest rates compared to the prior year.

Interest Income

Interest income increased by $0.7 million, or 14.1%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase for the three months ended March 31, 2026, was primarily a result of having higher invested balances compared to the prior year.

Income Taxes

Income tax expense was $7.2 million, representing an 18.1% effective tax rate, for the three months ended March 31, 2026, compared to $11.6 million, representing a 20.3% effective tax rate, for the three months ended March 31, 2025. The decrease in our effective tax rate for the three months ended March 31, 2026, was primarily driven by an increase in the benefits from research and development and orphan drug credits. The effective tax rate of 18.1% for the three months ended March 31, 2026, included 1.3% in state income taxes offset by a 4.0% benefit from credits.

Liquidity, Sources of Funding and Capital Resources

Overview

As of March 31, 2026, we had cash, cash equivalents, and investments of $870.5 million, outstanding debt of $160.0 million and retained earnings of $193.4 million.

The unaudited condensed consolidated financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We believe that our existing cash, cash equivalents and investments on hand as of March 31, 2026, will enable us to meet our operational liquidity needs and fund our potential investing activities for at least the next 12 months. We have based our liquidity and cash flow projections on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect.

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

The TLA Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2026, the Company had an event of default, which dated back to July 2025, related to a nonfinancial covenant due to a delay in a subsidiary joining the TLA Credit Agreement as a guarantor. On May 4, 2026, the Company entered into a Waiver and Consent Agreement with the Administrative Agent and certain lenders, whereby the event of default was waived. The Company has made all required principal and interest payments on time in connection with the TLA Credit Agreement and is in compliance with all covenants as of May 7, 2026, the date of issuance of these condensed consolidated financial statements.

Share Repurchases

In October 2023, our Board of Directors approved a share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200,000, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the three months ended March 31, 2026, no shares of common stock were repurchased by the Company under the October 2023 Repurchase Program. As of March 31, 2026, the remaining amount of common stock authorized for repurchases was $150.0 million.

Bioprojet Agreements

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

In April 2024, we entered into a sublicense agreement with Bioprojet for an orexin-2 receptor agonist (OX2R) (the “Licensed Compound”) to be evaluated for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, the Company obtained the exclusive right to develop, manufacture and commercialize the Licensed Compound in the United States and Latin American territories (the “Licensed Territories”), which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of the Licensed Compound. The Licensed Compound is currently in pre-clinical development with a Clinical Trial Application submission currently anticipated in the second half of 2025. Under the Sublicense, the Company paid Bioprojet an upfront license fee of $25.5 million. In November 2025, we achieved a clinical milestone for BP-205 that triggered a $4.3 million payment to Bioprojet under the Sublicense. We will also be obligated to pay up to $123.3 million upon achievement of other development and regulatory milestones and up to $240.0 million upon achievement of certain sales-based milestones, as well as royalty rates in the mid-teens on potential sales in the Licensed Territories.

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

Novitium Agreement

In January 2026, we entered into a license agreement (the “Novitium License Agreement”) with Novitium Pharma LLC (“Novitium”), which includes an exclusive license to additional intellectual property that will expand our patent estate, as well as a co-exclusive license, under which we intend to develop a new formulation of pitolisant in broad CNS indications outside of sleep/wake. Pursuant to the Novitium License Agreement, we paid an upfront license fee of $15.0 million, which was recognized as an IPR&D charge recorded in research and development within the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2026, and will also be obligated to pay up to $10.0 million upon the achievement of certain development milestones, as well as low single-digit royalties on net sales of pitolisant based products.

MSN Agreement

On February 25, 2026 (the “MSN Effective Date”), we entered into a license agreement (the “MSN License Agreement”) with MSN Laboratories Private Limited (“MSN”), which includes an exclusive, royalty-bearing license, with the right to grant sublicenses, to additional intellectual property, including pending licensed patents, under which we intend to develop a new formulation of pitolisant in broad CNS indications outside of sleep/wake. Pursuant to the MSN License Agreement, we paid an upfront license fee of $17.0 million, which was recognized as an IPR&D charge recorded in research and development within the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2026. In addition, we will be obligated to pay $25.0 million upon approval of the pending licensed patents by the United States Patent and Trademark Office (“USPTO”), which amount we must deposit into an escrow account within nine months from the MSN Effective Date, and which will be returned us if approval by the USPTO does not occur by November 25, 2027. In addition, we will be obligated to pay low single-digit royalties on net sales of future products that include a new formulation of pitolisant

Recent Milestone Payments

In November 2025, we achieved a clinical milestone for BP-205 that triggered a $4.3 million payment to Bioprojet under the Sublicense, which was paid in December 2025.

In September 2025, we achieved a clinical milestone for ZYN002 that triggered a $15.0 million payment to contingent value rights holders per the terms of our acquisition of Zynerba, which was paid in November 2025.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025

Selected cash flow data	(In thousands)
Cash provided by (used in):
Operating activities	$27,760	$33,987
Investing activities	(183,646)	2,362
Financing activities	(7,218)	(352)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026, primarily consisted of net income of $32.5 million adjusted for non-cash items of $10.3 million related to stock-based compensation expense, $32.0 million related to acquired IPR&D, $6.0 million related to intangible amortization and depreciation, offset by $3.9 million related to deferred tax assets. Net working capital excluding cash increased by $49.6 million, primarily driven by increases in accounts receivable due to higher net product revenue in the current period and a decrease in accrued expenses primarily from lower accrued royalties and legal and professional feels offset by an increase in accounts payable due to the timing of payments.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026, was $183.6 million, which was primarily attributable to $179.0 million in purchases of debt securities and $32.0 million in upfront license fees related to new license agreements, offset by $27.3 million from maturities of investments.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026, was $7.2 million, which primarily consisted of $5.0 million in principal payments associated with the TLA Credit Agreement and $2.6 million of employee withholding tax payments related to stock-based awards, partially offset by $0.3 million in proceeds from the exercise of stock options.

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

Items Deducted from Gross Product Revenue

Product revenue is recorded at the product’s list price and is reduced from the product’s list price at the time of recognition for variable consideration that is offered within contracts between us and our customers, payors, and other indirect customers relating to the sale of WAKIX. Components of variable consideration include government (as detailed below) and commercial contracts, commercial co-payment assistance program, and distribution service fees. These deductions are based on the amounts earned, or to be claimed on the related sales, and are classified as a current liability or reduction of receivables in our condensed consolidated balance sheet.

The following table provides a summary of activity and ending balances of our sales allowances and accruals for the three months ended March 31, 2026 (in thousands):

	Distribution Fees & Discounts	Co-Pay Assistance	Rebates	Total
Balance as of December 31, 2025	$2,984	$8,424	$70,015	$81,423
Provision, net	6,825	14,856	65,239	86,920
Payments/Credits	(6,909)	(18,097)	(60,828)	(85,834)
Balance as of March 31, 2026	$2,900	$5,183	$74,426	$82,509

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. We invest a portion of our cash in investment-grade, interest-bearing securities. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize total return. In order to achieve these objectives, we invest in money market funds, U.S. government and agency securities, corporate bonds and commercial paper in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A-2/P-2/F2 from at least two National Recognized Statistical Rating Organizations. We do not have any direct investments in asset-backed securities, collateralized debt or loan obligations, or structured investment vehicles. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Based on our $472.4 million of investments in money market funds, U.S. treasury notes, corporate bonds and municipal obligations as of March 31, 2026, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of March 31, 2026, we had $160.0 million in borrowings outstanding. The Term Loan bears interest at a per annum rate equal to, at our option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on our senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on our senior secured net leverage ratio. Based on the $160.0 million of principal outstanding as of March 31, 2026, an immediate 10% change in the Term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation may affect us by potentially increasing costs such as labor and our clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for each of the three months ended March 31, 2026, and 2025.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Refer to Part I, Item I, Note 12 “Commitments and Contingencies,” of this Quarterly Report for a full description of our material pending legal matters.

Item 1A. Risk Factors.

In addition to the other information included in this report, you should carefully consider the discussion of risk factors affecting the Company as set forth in Part I, Item 1A "Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results. As of March 31, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

Discussion of defaults under our TLA Credit Agreement is incorporated by reference from Part I, Item 1, Note 10 – Debt of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 3, “Defaults Upon Senior Securities.”

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.
(b)	None.
(c)	During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
No.	Exhibit Description	Form	Date	Number
2.1+	Agreement and Plan of Merger, dated August 14, 2023, by and among Harmony Biosciences Holdings, Inc., Xylophone Acquisition Corp. and Zynerba Pharmaceuticals, Inc.	8-K/A	September 14, 2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Harmony Biosciences Holdings, Inc.	8-K	August 21, 2020	3.1
3.2	Amended and Restated Bylaws.	8-K	August 21, 2020	3.2
10.1#	Executive Employment Agreement between Harmony Biosciences Management, Inc. and Peter Anastasiou, dated April 2, 2026.	8-K	April 2, 2026	10.1
10.2#	Separation Agreement by and between Harmony Biosciences Holdings, Inc., Harmony Biosciences Management, Inc., and Sandip Kapadia, dated April 14, 2026.	8-K	April 14, 2026	10.1
10.3#	Executive Employment Agreement by and between Harmony Biosciences Management, Inc. and Glenn Reicin, dated April 14, 2026.	8-K	April 14, 2026	10.2
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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

#	Indicates management contract or compensatory plan or arrangement.
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

HARMONY BIOSCIENCES HOLDINGS, INC.

By:	/s/ Jeffrey M. Dayno
Name:	Jeffrey M. Dayno, M.D.
Title:	President, Chief Executive Officer and Director (principal executive officer)
Date:	May 7, 2026

By:	/s/ Glenn Reicin
Name:	Glenn Reicin
Title:	Chief Financial Officer (principal financial officer)
Date:	May 7, 2026