Form 10-Q
period 2026-06-30
Harmony Biosciences Holdings, Inc.
filed 2026-08-04
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of July 31, 2026, there were 58,236,393 shares of the registrant’s common stock, par value $0.00001 value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$549,769	$752,502
Investments, short-term	118,022	22,838
Trade receivables, net	110,995	96,787
Inventory, net	6,360	5,357
Prepaid expenses	19,311	16,014
Other current assets	9,877	13,516
Total current assets	814,334	907,014
NONCURRENT ASSETS:
Investments, long-term	294,668	107,127
Intangible assets, net	77,496	89,418
Deferred tax asset	156,765	149,699
Other noncurrent assets	29,821	18,373
Total noncurrent assets	558,750	364,617
TOTAL ASSETS	$1,373,084	$1,271,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$21,684	$17,693
Accrued compensation	12,091	18,443
Accrued expenses	169,128	191,039
Current portion of long-term debt	20,000	20,000
Other current liabilities	11,167	4,957
Total current liabilities	234,070	252,132
NONCURRENT LIABILITIES:
Long-term debt, net	133,961	143,663
Other noncurrent liabilities	5,810	5,618
Total noncurrent liabilities	139,771	149,281
TOTAL LIABILITIES	373,841	401,413
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock—$0.00001 par value; 500,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 58,120,695 and 57,726,170 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid in capital	731,147	708,968
Accumulated other comprehensive (loss) income	(727)	346
Retained earnings	268,822	160,903
TOTAL STOCKHOLDERS’ EQUITY	999,243	870,218
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,373,084	$1,271,631

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net product revenue	$261,280	$200,489	$476,667	$385,222
Cost of product sold	63,198	38,153	107,710	70,147
Gross profit	198,082	162,336	368,957	315,075
Operating expenses:
Research and development	46,596	50,159	115,979	84,699
Sales and marketing	34,120	30,073	65,814	60,784
General and administrative	28,050	33,924	60,557	65,167
Total operating expenses	108,766	114,156	242,350	210,650
Operating income	89,316	48,180	126,607	104,425
Other expense, net	(53)	(193)	(180)	(469)
Interest expense	(3,070)	(3,646)	(6,304)	(7,482)
Interest income	7,072	5,296	12,829	10,340
Income before income taxes	93,265	49,637	132,952	106,814
Income tax expense	(17,834)	(9,861)	(25,033)	(21,478)
Net income	$75,431	$39,776	$107,919	$85,336
Unrealized (loss) income on investments	(314)	(6)	(1,073)	173
Comprehensive income	$75,117	$39,770	$106,846	$85,509
EARNINGS PER SHARE:
Basic	$1.30	$0.69	$1.86	$1.49
Diluted	$1.28	$0.68	$1.84	$1.46
Weighted average number of shares of common stock - basic	57,933,818	57,469,775	57,876,756	57,390,298
Weighted average number of shares of common stock - diluted	58,755,359	58,427,134	58,769,504	58,468,717

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	(loss) income	earnings	equity
Balance as of March 31, 2026	57,867,389	$1	$717,370	$(413)	$193,391	$910,349
Net income	—	—	—	—	75,431	75,431
Unrealized loss on investments	—	—	—	(314)	—	(314)
Restricted stock unit tax withholding, net of stock option exercises	253,306	—	4,442	—	—	4,442
Stock-based compensation	—	—	9,335	—	—	9,335
Balance as of June 30, 2026	58,120,695	$1	$731,147	$(727)	$268,822	$999,243

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	(loss)	earnings	equity
Balance as of December 31, 2025	57,726,170	$1	$708,968	$346	$160,903	$870,218
Net income	—	—	—	—	107,919	107,919
Unrealized (loss) on investments	—	—	—	(1,073)	—	(1,073)
Restricted stock unit tax withholding, net of stock option exercises	394,525	—	2,224	—	—	2,224
Stock-based compensation	—	—	19,955	—	—	19,955
Balance as of June 30, 2026	58,120,695	$1	$731,147	$(727)	$268,822	$999,243

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity
Balance as of March 31, 2025	57,393,673	$1	$672,503	$245	$47,776	$720,525
Net income	—	—	—	—	39,776	39,776
Unrealized loss on investments	—	—	—	(6)	—	(6)
Restricted stock unit tax withholding, net of stock option exercises	144,196	—	1,329	—	—	1,329
Stock-based compensation	—	—	11,456	—	—	11,456
Balance as of June 30, 2025	57,537,869	$1	$685,288	$239	$87,552	$773,080

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	income	earnings	equity
Balance as of December 31, 2024	57,144,887	$1	$656,872	$66	$2,216	$659,155
Net income	—	—	—	—	85,336	85,336
Unrealized gain on investments	—	—	—	173	—	173
Restricted stock unit tax withholding, net of stock option exercises	392,982	—	4,462	—	—	4,462
Stock-based compensation	—	—	23,954	—	—	23,954
Balance as of June 30, 2025	57,537,869	$1	$685,288	$239	$87,552	$773,080

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$107,919	$85,336
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	14	13
Intangible amortization	11,922	11,922
Acquired in-process research & development (IPR&D) expense	32,000	15,000
Stock-based compensation	19,955	23,954
Stock appreciation rights market adjustment	(71)	(110)
Debt issuance costs amortization	298	329
Deferred taxes	(7,066)	(10,796)
Amortization of premiums and accretion of discounts on investment securities	(638)	(904)
Other non-cash expenses	1,239	932
Change in operating assets and liabilities:
Trade receivables	(14,208)	(9,948)
Inventory	(1,003)	1,098
Prepaid expenses and other assets	(10,844)	(5,586)
Trade payables	3,991	14,557
Other liabilities	(23,316)	(12,483)
Net cash provided by operating activities	120,192	113,314
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(331,529)	(43,032)
Proceeds from maturities and sales of investment securities	48,380	40,937
Purchase of property and equipment	—	(132)
Payment of upfront fee related to license agreements	(32,000)	(15,000)
Net cash used in investing activities	(315,149)	(17,227)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of long-term debt	(10,000)	(7,500)
Payments of employee withholding taxes related to stock-based awards	(3,640)	(2,341)
Proceeds from exercised options	5,864	6,803
Net cash used in financing activities	(7,776)	(3,038)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(202,733)	93,049
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	752,772	453,271
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$550,039	$546,320
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$6,215	$7,660
Cash paid during the year for income taxes net of refunds received	21,060	35,371

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

In July 2017, the Company entered into a License Agreement (the “2017 LCA”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby the Company acquired the exclusive right to commercialize the pharmaceutical compound pitolisant. Our lead product, WAKIX® (pitolisant) (“WAKIX”), is a first-in-class therapy with a novel mechanism of action designed to enhance histamine signaling in the brain by binding to H3 receptors. Since its initial U.S. Food and Drug Administration (the “FDA”) approval in 2019 for excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy, WAKIX has subsequently been approved for cataplexy in adult patients in 2020, and EDS and cataplexy in pediatric patients six years and older in 2024 and 2026, respectively. Beyond narcolepsy, we are also advancing late-stage clinical programs exploring pitolisant in Prader-Willi syndrome (“PWS”) and continue to grow our impact in other rare neurological diseases. In July 2022, the Company entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby we obtained exclusive rights to manufacture, develop and commercialize one or more next generation pitolisant based products in the United States and Latin America. Two of the next generations formulations, Pitolisant Gastro-Resistant (“Pitolisant GR”) and Pitolisant High-Dose (“Pitolisant HD”) are currently in development.

Along with nurturing the growth of our original pipeline, our innovation strategy includes targeted business development that strengthens our foundation and strategically extends our patient reach as we look to expand our portfolio to new diseases beyond histaminergic science.

In April 2024, we expanded into orexin science through a sublicense agreement with Bioprojet for an orexin 2 receptor agonist (“BP-205”) which is now in clinical development for narcolepsy and other potential central nervous systems (“CNS”) indications. Under the sublicense agreement the Company obtained the exclusive right to develop, manufacture and commercialize BP-205 in the United States and Latin American territories, which are rights originally licensed from Teijin Pharma, the innovator of BP-205. We further broadened our portfolio into rare epilepsy when the Company acquired Epygenix Therapeutics, Inc. (“Epygenix”) in April 2024. As a result, the Company now has an exclusive license relating to the use of clemizole hydrochloride, initially for the treatment of Dravet Syndrome (“DS”) and Lennox-Gastaut Syndrome (“LGS”).

In June 2025, we entered into a research collaboration, option and license agreement (the “CiRC Agreement”) with CiRC Biosciences, Inc. (“CiRC”), a related party. Under this agreement, Harmony and CiRC will collaborate on the research and development of two discovery-stage candidates, CBS105 for treatment-

resistant narcolepsy and CBS104 for the treatment of refractory epilepsy (together, the “Candidates”), in each case, based on a cell replacement therapy approach for the treatment of these disorders.

2. LIQUIDITY AND CAPITAL RESOURCES

The unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had retained earnings of $268,822 and $160,903, as of June 30, 2026, and December 31, 2025, respectively. As of June 30, 2026, the Company had cash, cash equivalents and investments of $962,459.

The Company believes that its existing cash, cash equivalents and investments on hand as of June 30, 2026, as well as additional cash generated from operating and financing activities will meet its operational liquidity needs and fund potential investing activities for at least the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of June 30, 2026, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2026, and 2025, and the unaudited condensed consolidated statements of operations and comprehensive income and the unaudited condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026, and 2025, are unaudited. The balance sheet as of December 31, 2025, was derived from audited financial statements as of and for the year ended December 31, 2025. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2026, and the results of its operations and its cash flows for the six months ended June 30, 2026, and 2025. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Significant Risks and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to, clinical trial results of the Company’s product candidates; the Company’s ability to obtain regulatory approval to market its products; competition from products sold and/or being developed by other companies, including generic competition; the price of, and demand for, the Company’s products, if approved; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its product candidates; and the Company’s ability to raise capital.

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

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of June 30, 2026, or December 31, 2025.

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

	As of
	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$549,769	$752,502
Restricted cash included in other noncurrent assets	270	270
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$550,039	$752,772

Restricted cash includes amounts required to be held as a security deposit in the form of letters of credit for the Company’s credit card program and the fleet program.

Investments

The Company’s investments consist of debt securities that are classified as available-for-sale. Short-term and long-term investments are carried at fair value and unrealized gains and losses are recorded as a component of accumulated comprehensive income in stockholders’ equity. Interest income earned on cash and investment balances, accretion of the discount on investments in debt securities, amortization of premiums and realized gains and losses, if any, are recorded in interest income in the unaudited condensed consolidated statement of operations and comprehensive income. Realized gains and losses that result from the sale of investments are determined on a specific identification basis.

At each reporting period, the Company reviews any unrealized losses position to determine if the decline in the fair value of the underlying investments is a result of credit losses or other factors. If the assessment indicates that a credit loss exists, any impairment is recognized as an allowance for credit losses in our consolidated statement of operations.

Concentrations of Risk

Substantially all of the Company’s cash and money market funds are held in three financial institutions. Due to their size, the Company believes these financial institutions represent minimal credit risk. Deposits may exceed the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation for U.S. institutions. The Company believes that it is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

The Company is subject to credit risk from its trade receivables related to product sales. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored, and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. The Company monitors its exposure within accounts receivable and would record a reserve for uncollectible amounts, if necessary. As of June 30, 2026, three customers accounted for 100% of gross accounts receivable; Accredo Health Group, Inc. (“Accredo”), which accounted for 41% of gross accounts receivable; Caremark LLC (“CVS Caremark”), which accounted for 33% of gross accounts receivable; and PANTHERx Specialty Pharmacy LLC (“Pantherx”), which accounted for 26% of gross accounts receivable. As of December 31, 2025, three customers accounted for 100% of gross accounts receivable;

Accredo, which accounted for 45% of gross accounts receivable, CVS Caremark, which accounted for 36% of gross accounts receivable; and Pantherx, which accounted for 19% of gross accounts receivable.

For the six months ended June 30, 2026, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 38% of gross product revenue; Accredo accounted for 37% of gross product revenue; and Pantherx accounted for 25% of gross product revenue. For the six months ended June 30, 2025, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 38% of gross product revenue; Accredo accounted for 36% of gross product revenue; and Pantherx accounted for 26% of gross product revenue.

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 makes targeted improvements to accounting for and disclosure of software costs under ASC 350-40. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The guidance may be adopted prospectively, retrospectively, or via a modified prospective transition method. Early adoption is permitted. The Company early adopted this guidance in the first quarter of 2026 on a prospective basis. This pronouncement did not have a material impact on its unaudited condensed consolidated financial statements during the three and six months ended June 30, 2026.

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

4. INVESTMENTS

The carrying value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	June 30, 2026
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$44,520	6	(38)	$44,488
Corporate debt securities	66,101	4	(53)	66,052
U.S. government securities	7,489	—	(7)	7,482
Total short-term investments	$118,110	10	(98)	$118,022

Long-term:
Corporate debt securities	260,098	35	(551)	259,582
U.S. government securities	35,208	9	(131)	35,086
Total long-term investments	$295,306	44	(682)	$294,668

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$7,558	7	—	$7,565
Corporate debt securities	15,261	12	—	15,273
Total short-term investments	$22,819	19	—	$22,838

Long-term:
Commercial paper	$805	1	—	$806
Corporate debt securities	88,626	248	—	88,874
U.S. government securities	17,369	78	—	17,447
Total long-term investments	$106,800	327	—	$107,127

The Company classifies investments with an original maturity of less than one year as current and investments with an original maturity date of greater than one year as noncurrent in its unaudited condensed consolidated balance sheet. The investments classified as noncurrent have original maturity dates ranging from 1-2 years. The Company did not have any available-for-sale debt security investments in a continuous unrealized loss position of greater than 12 months as of June 30, 2026, and December 31, 2025, respectively.

5. FAIR VALUE MEASUREMENTS

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which the Company estimates utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of June 30, 2026, or December 31, 2025.

The Company’s assets measured at fair value consisted of the following:

	June 30, 2026			December 31, 2025
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$275,765	275,765	—	$225,605	225,605	—
Commercial paper	44,488	—	44,488	8,371	—	8,371
Corporate debt securities	325,634	—	325,634	104,147	—	104,147
U.S. government securities	42,568	—	42,568	17,447	—	17,447
Total	$688,455	275,765	412,690	$355,570	225,605	129,965

6. INVENTORY

Inventory, net consisted of the following:

	As of
	June 30,	December 31,
	2026	2025
Work in process	3,917	2,885
Finished goods	2,607	2,636
Inventory, gross	6,524	5,521
Reserve for excess inventory	(164)	(164)
Total inventory, net	$6,360	$5,357

7. INTANGIBLE ASSETS

In August 2019, the Company received FDA approval of WAKIX for the treatment of EDS in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset. The Company determined a useful life of 10 years for the intangible asset, and, as of June 30, 2026, the remaining useful life was 3.3 years.

In October 2020, the Company received FDA approval for the New Drug Application (“NDA”) for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for the intangible asset, and, as of June 30, 2026, the remaining useful life was 3.3 years.

In February 2022, the Company attained $500,000 in life-to-date aggregate net sales of WAKIX in the United States. This event triggered a final $40,000 payment under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in March of 2022. The Company determined a useful life of 7.6 years for the intangible asset, and, as of June 30, 2026, the remaining useful life was 3.3 years.

Amortization expense was $5,961 for each of the three months ended June 30, 2026, and 2025, respectively, and $11,922 for each of the six months ended June 30, 2026, and 2025, respectively, and is recorded in general and administrative on the unaudited condensed consolidated statements of operations and comprehensive income.

The Company expects the future annual amortization expense for the unamortized intangible assets to be as follows:

Years ending December 31,
2026 (excluding the six months ended June 30, 2026)	$11,923
2027	23,845
2028	23,845
2029	17,883
2030	—
Thereafter	—
Total	$77,496

The gross carrying amount and net book value of the intangible asset was as follows:

	As of
	June 30,	December 31,
	2026	2025
Gross Carrying Amount	$215,000	$215,000
Accumulated Amortization	(137,504)	(125,582)
Net Book Value	$77,496	$89,418

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

In July 2022, Harmony entered into the 2022 LCA with Bioprojet whereby Harmony obtained exclusive rights to develop, manufacture and commercialize one or more new products based on pitolisant in the United States and Latin America, with the potential to add additional indications and formulations upon agreement of both parties. Harmony paid an initial, non-refundable $30,000 licensing fee in October 2022 and additional payments of up to $155,000 are potentially due upon the achievement of certain future development and sales-based milestones. In addition, there are other payments due upon achievement of development milestones for new indications and formulations as agreed upon by both parties. The 2022 LCA also requires a fixed trademark royalty and a tiered royalty based on net sales upon commercialization, which will be payable to Bioprojet on a quarterly basis.

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

CiRC Agreement

In June 2025, the Company entered into a research collaboration, option and license agreement (the “CiRC Agreement”) with a related party, CiRC Biosciences, Inc. (“CiRC”). Under this agreement, the Company and CiRC will collaborate on the research and development of two discovery-stage candidates (together the “Candidates”) using cell replacement therapy for treatment of refractory epilepsies and treatment-resistant narcolepsy. In connection with the CiRC Agreement, the Company paid CiRC an upfront fee of $15,000, which was recognized as an IPR&D charge recorded in research and development within the audited consolidated statements of operations and comprehensive income for the year ended December 31, 2025. The Company will also be obligated to pay $2,000 to CiRC upon the achievement of certain research milestones for each of the Candidates. In addition, the Company has an option to obtain an exclusive license for each of the Candidates that would grant the Company global rights to develop, manufacture and commercialize each Candidate. Upon exercise of each option, the Company would be obligated to pay an option exercise fee of $8,000, or $16,000 in the aggregate related to both Candidates, and the Company would be obligated upon achievement to pay future development, regulatory and sales-based milestones, as well as royalties on sales of any product derived from the Candidates. Refer to Note 18, Related-Party Transactions, for further discussion of related party considerations for the CiRC Agreement.

Novitium Agreement

In January 2026, the Company entered into a license agreement (the “Novitium License Agreement”) with Novitium Pharma LLC (“Novitium”), which includes an exclusive license to additional intellectual property that expands the intellectual property estate of the Company, as well as a co-exclusive license, under which the Company and Novitium intend to develop an amorphous formulation of pitolisant in broad CNS indications outside of sleep/wake. Pursuant to the Novitium License Agreement, the Company paid an upfront license fee of $15,000, which was recognized as an IPR&D charge recorded in research and development in the unaudited condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2026. The Company will also be obligated to pay $10,000 upon the achievement of certain development milestones, as well as low single-digit royalties on net sales of current and future pitolisant based products.

MSN Agreement

In February 2026 (the “MSN Effective Date”), the Company entered into a license agreement (the “MSN License Agreement”) with MSN Laboratories Private Limited (“MSN”), which includes an exclusive, royalty-bearing license, with the right to grant sublicenses, to additional intellectual property, including pending licensed patents, under which the Company intends to develop a new formulation of pitolisant in broad CNS indications outside of sleep/wake. Pursuant to the MSN License Agreement, the Company paid an upfront license fee of $17,000, which was recognized as an IPR&D charge recorded in research and development in the unaudited condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2026. In addition, the Company will be obligated to pay $25,000 upon approval of the pending licensed patents by the United States Patent and Trademark Office (“USPTO”), which amount the Company must deposit into an escrow account within nine months from the MSN Effective Date, and which will be returned to the Company if approval by the USPTO does not occur by November 25, 2027. In addition, the Company will be obligated to pay low single-digit royalties on net sales of future products that include a new formulation of pitolisant.

The Company incurred $60,775 and $35,783 for the three months ended June 30, 2026, and 2025, respectively, and $102,681 and $65,340 for the six months ended June 30, 2026, and 2025, respectively, for sales-based, trademark and tiered royalties recognized as cost of product sold. As of June 30, 2026, and December 31, 2025, the Company had accrued $60,775 and $65,819, respectively, for sales-based, trademark and tiered royalties.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of
	June 30,	December 31,
	2026	2025
Royalties	$60,775	$65,819
Rebates and other sales deductions	80,283	76,304
Interest	1,942	2,151
Sales and marketing	4,767	3,153
Research and development	14,829	12,193
Legal and professional fees	4,978	29,999
Other expenses	1,554	1,420
	$169,128	$191,039

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

The net cash received related to the TLA Term Loan as a result of the transactions, less debt issuance costs of $2,997, was $197,003. The debt issuance costs related to the TLA Term Loan will be amortized as additional interest expense over the loan term of the TLA Credit Agreement. The fair value of the TLA Term Loan as of June 30, 2026, was $151,369.

Long-term debt, net consisted of the following:

	June 30,	December 31,
	2026	2025
Principal amount	$155,000	$165,000
Unamortized debt discount associated with debt financing costs	(1,039)	(1,337)
Total debt, net	153,961	163,663
Less current portion	(20,000)	(20,000)
Long-term debt, net	$133,961	$143,663

Future minimum payments relating to long-term debt, net as of June 30, 2026, for the periods indicated below consisted of the following:

Years ending December 31,
2026 (excluding the six months ended June 30, 2026)	$10,000
2027	20,000
2028	125,000
2029	—
2030	—
Thereafter	—
Total	$155,000

Interest expense related to the Company’s long-term debt, net, is included in interest expense within the unaudited condensed consolidated statements of operations and comprehensive income and consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest on principal balance	$2,923	$3,483	$6,006	$7,153
Amortization of deferred financing costs	147	163	298	329
Total term loan interest expense	$3,070	$3,646	$6,304	$7,482

The TLA Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. The Company had an event of default, which dated back to July 2025, related to a nonfinancial covenant due to a delay in a subsidiary joining the TLA Credit Agreement as a guarantor. On May 4, 2026, the Company entered into a Waiver and Consent Agreement with the Administrative Agent and certain lenders, whereby the event of default was waived. The Company has made all required principal and interest payments on time in connection with the TLA Credit Agreement and is in compliance with all covenants as of June 30, 2026.

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

The Company recorded operating lease costs of $535 and $598 for the three months ended June 30, 2026, and 2025, respectively, and $1,034 and $1,065 for the six months ended June 30, 2026, and 2025 respectively.

As of June 30, 2026, the weighted-average remaining lease term for operating leases was 4.0 years and the weighted-average discount rate for operating leases was 7.59%.

Supplemental balance sheet information related to operating leases was as follows:

Leases	Classification	June 30, 2026	December 31, 2025
Assets
Operating lease right-of-use assets	Other noncurrent assets	$5,839	$5,344
Liabilities
Operating lease liability, current portion	Other current liabilities	$1,455	$1,073
Operating lease liability, long-term	Other long-term liabilities	4,775	4,512
Total operating lease liabilities		$6,230	$5,585

Supplemental cash flow information related to operating leases was as follows:

	June 30, 2026	June 30, 2025
Operating cash flows from operating leases	$885	$951
Right of use assets obtained in exchange for operating lease obligations	$1,366	$34

Future payments under non-cancelable operating leases with initial terms of one year or more as of June 30, 2026, consisted of the following:

Years ending December 31,
2026 (excluding the six months ended June 30, 2026)	$882
2027	1,807
2028	1,736
2029	1,316
2030	1,215
Thereafter	311
Total lease payments	7,267
Less: imputed interest	(1,037)
Total lease liabilities	$6,230

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to claims and suits arising in the ordinary course of business. The Company accrues such liabilities when they are known, if they are deemed probable and can be reasonably estimated. Accruals may be adjusted from time to time, as appropriate, in light of new information. The amount of loss incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued. Any expenses, fines, fees, penalties, judgments or settlements that might be incurred by the Company in connection with proceedings could have a material adverse effect on the Company’s results of operations and financial condition. As of June 30, 2026, there were no material claims or lawsuits outstanding other than the Abbreviated New Drug Application (“ANDA”) litigation discussed below.

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

In April 2024, the United States District Court for the District of Delaware issued a scheduling order consolidating the cases described above for all purposes up to and including trial (the “Scheduling Order”). The Scheduling Order set March 27, 2025, as the date for the hearing on claim construction and scheduled a bench trial that began on February 17, 2026, and concluded on February 19, 2026. Opening post-trial briefs were filed on April 9, 2026. Rebuttal briefs were filed on May 7, 2026, and reply briefs were filed on May 21, 2026. Oral arguments are scheduled for October 22, 2026.

The resolution of any ANDA litigation matter against the Company could have a material adverse effect on the Company’s results of operations.

Patent Infringement Litigation

On April 20, 2026, the Company, along with its exclusive licensor Novitium, filed a lawsuit against AET, AET Laboratories Private Limited, Alfred E. Tiefenbacher (GmbH & Co. KG), Sandoz Inc., Sandoz Private Limited, and Sandoz GmbH, alleging that the defendants’ actions in connection with the filing of AET’s ANDA No. 218892 infringe one or more claims of U.S. Patent No. 11,623,920. The case was filed in the United States District Court for the District of Delaware and assigned case no. 26-cv-00453-JLH.

On June 22, 2026, the defendants filed their answer to our complaint, along with counterclaims alleging various antitrust counterclaims against either the Company or the Company and Novitium. On July 6, 2026, the parties stipulated that defendants Sandoz Private Limited and Sandoz GmbH be dismissed without prejudice, which stipulation was granted on July 7, 2026. On July 21, 2026, the defendants filed an amended answer updating the complaint to remove those parties.

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

Share Repurchase Program

In October 2023, the Company’s Board of Directors approved a share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200,000, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the three and six months ended June 30, 2026, and 2025, no shares of common stock were repurchased by the Company under the October 2023 Repurchase Program. As of June 30, 2026, the remaining amount of common stock authorized for repurchases was $150,000.

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

Stock options and SARs under the 2020 Plan have a 10-year contractual term and vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). RSUs vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). As of June 30, 2026, there were 7,040,302 shares of common stock available for issuance under the 2020 Plan. The number of shares that may be issued under the 2020 Plan automatically increases on January 1 of each year in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors.

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

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2026:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value ($000's)
Awards outstanding—December 31, 2025	7,861,925	$33.56	6.3
Awards issued	1,664,051	$33.90
Awards exercised	(236,405)	$23.22
Awards forfeited	(362,605)	$36.59
Awards outstanding—June 30, 2026	8,926,966	$33.78	6.4	$48,181
Awards exercisable—June 30, 2026	6,026,171	$33.67	5.2	$39,583
Awards unvested—June 30, 2026	2,900,795	$34.01	9.0	$8,598

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2026, and 2025, was $21.90 and $24.24, respectively. The total intrinsic value of stock options exercised for the six months ended June 30, 2026, and 2025, was $2,462 and $3,400, respectively.

Stock Appreciation Rights

The following table summarizes SARs activity for the six months ended June 30, 2026:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value ($000's)
Awards outstanding—December 31, 2025	33,471	$8.72	3.2
Awards issued	—	$—
Awards exercised	(3,651)	$8.22
Awards forfeited	—	$—
Awards outstanding—June 30, 2026	29,820	$8.78	2.7	$582
Awards exercisable—June 30, 2026	29,820	$8.78	2.7	$582

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2026:

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Awards outstanding—December 31, 2025	796,498	$34.47
Awards issued	472,250	$36.76
Awards vested	(251,617)	$33.71
Awards forfeited	(109,795)	$35.79
Awards outstanding—June 30, 2026	907,336	$35.72

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted-average per share fair value of awards issued under the 2020 Plan during the six months ended June 30, 2026, and 2025 was $36.76 and $37.61, respectively.

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

The assumptions used to value the awards are summarized in the following table.

	As of
	June 30, 2026	December 31, 2025
Dividend yield	0.00%	0.00%
Expected volatility	66.49 - 73.24%	69.03 - 71.43%
Risk-free interest rate	3.84 - 4.20%	3.72 - 4.44%
Lack of marketability discount	0.00%	0.00%
Expected term (years)	1.1 - 6.1	1.4 - 6.1

Stock-Based Compensation Expense

Stock-based compensation expense for each of the three and six months ended June 30, 2026, and 2025, was recorded in the unaudited condensed consolidated statements of operations and comprehensive income in the following line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expense	$2,562	$2,113	$4,927	$4,415
Sales and marketing expense	1,809	1,652	3,604	4,396
General and administrative expense	5,205	7,629	11,353	15,033
	$9,576	$11,394	$19,884	$23,844

Stock-based compensation expense related to options and RSUs issued under the 2017 Plan and 2020 Plan is included in stockholder’s equity, and a liability for SARs is included in other non-current liabilities, in the Company’s unaudited condensed consolidated balance sheet. As of June 30, 2026, the total unrecognized stock-based compensation expense was $59,273 and $28,079 for stock options and RSUs, respectively. These amounts will be recognized in the Company’s consolidated statement of operations over a weighted average period of 2.9 years for each of stock options and RSUs.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company on April 30, 2021. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 629,805, which automatically increases on January 1 of each year in an amount equal to the lesser of (i) 1.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 15,066 and 11,772 shares issued under the ESPP for each of the three and six months ended June 30, 2026, and 2025, respectively. The discount on the ESPP was $85 and $65 for the three months ended June 30, 2026, and 2025, respectively, and $174 and $125 for the six months ended June 30, 2026, and 2025, respectively, and is recorded within stock-based compensation expense.

15. SEGMENT INFORMATION

The Company has one reportable segment: rare neurological diseases. The rare neurological diseases segment consists of the Company’s commercial product, WAKIX, and its potential product candidates that focus on patients living with rare neurological diseases. The Company currently derives all of its revenue from sales of WAKIX and manages its business activities on a consolidated basis.

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

The following table summarizes segment revenue and significant segment expenses for each of the three and six months ended June 30, 2026, and 2025:

	Rare Neurological Diseases Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net product revenue	$261,280	$200,489	$476,667	$385,222
Less:
Cost of product sold (a)	63,191	38,147	107,696	70,134
Research and development (b)	44,034	33,046	79,052	65,284
Sales and marketing (c)	32,311	28,421	62,210	56,388
General and administrative (d)	16,884	20,334	37,282	38,212
Depreciation and amortization	5,968	5,967	11,936	11,935
Stock-based compensation	9,576	11,394	19,884	23,844
Interest expense	3,070	3,646	6,304	7,482
Interest income	(7,072)	(5,296)	(12,829)	(10,340)
Income tax expense	17,834	9,861	25,033	21,478
Other segment items (e)	53	15,193	32,180	15,469
Consolidated net income	$75,431	$39,776	$107,919	$85,336
(a)	Cost of product sold excluding depreciation.
(b)	Research and development excluding stock-based compensation and IPR&D.
(c)	Sales and marketing excluding stock-based compensation.
(d)	General and administrative excluding stock-based compensation and amortization.
(e)	Other segment items include other expense, net and IPR&D charges.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income	$75,431	$39,776	$107,919	$85,336
Denominator
Net income per share of common stock - basic	$1.30	$0.69	$1.86	$1.49
Net income per share of common stock- diluted	$1.28	$0.68	$1.84	$1.46
Weighted average number of shares of common stock - basic	57,933,818	57,469,775	57,876,756	57,390,298
Weighted average number of shares of common stock - diluted	58,755,359	58,427,134	58,769,504	58,468,717

Securities outstanding and included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options, SARs, and RSUs to purchase common stock	821,541	957,359	892,748	1,078,419

The following table represents the shares of common stock excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options, SARs, and RSUs to purchase common stock	9,042,582	7,945,010	8,971,374	7,823,950

17. INCOME TAXES

A reconciliation of the differences between the U.S. statutory federal income tax rate of 21.0% and the Company’s effective income tax rate for the three and six months ended June 30, 2026, after the adoption of ASU 2023-09, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026		2026
	Amount	Percent	Amount	Percent
Federal statutory rate	$19,587	21.0%	$27,920	21.0%
State income taxes, net of federal tax effect*	1,501	1.6%	2,017	1.5%
Tax credits
Orphan drug credit	(3,060)	(3.3)%	(4,322)	(3.3)%
Research and development credit	(770)	(0.8)%	(1,080)	(0.8)%
Other nontaxable or nondeductible items	742	0.8%	664	0.5%
Other adjustments	(166)	(0.2)%	(166)	(0.1)%
Effective tax rate	$17,834	19.1%	$25,033	18.8%

* State taxes in Illinois made up the majority (greater than 50%) of the tax effect in this category.

A reconciliation of the differences between the U.S. statutory federal income tax rate of 21.0% and the Company’s effective tax rate for the three and six months ended June 30, 2025, prior to the adoption of ASU 2023-09, is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Federal income tax rate	21.0%	21.0%
Stock-based compensation	(0.3)	0.1
State taxes	1.3	1.2
Credits	(2.7)	(2.6)
Other	0.6	0.4
Total	19.9%	20.1%

18. RELATED-PARTY TRANSACTIONS

Paragon Biosciences, LLC (“Paragon”) is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors was the President and owner of the entity. The Company is party to a right of use agreement with Paragon whereby it has access to and the right to use certain office space leased by Paragon in Chicago, Illinois. In addition, the Company received consulting services from Paragon during the three and six months ended June 30, 2025. The Company incurred $72 and $255 for the three months ended June 30, 2026, and 2025, respectively, and incurred $145 and $328 for the six months ended June 30, 2026, and 2025, respectively, of expenses related to Paragon, which are included in general and administrative in the unaudited condensed consolidated statements of operations and comprehensive income. As of June 30, 2026, and December 31, 2025, there were no amounts due to or due from Paragon included in the unaudited condensed consolidated balance sheets.

In June 2025, the Company entered into the CiRC Agreement with CiRC, an entity controlled by Paragon. The Company paid a $15,000 upfront payment to CiRC pursuant to the CiRC Agreement which was recorded as an IPR&D charge in research and development in the unaudited condensed consolidated statements of operations and comprehensive income. As of June 30, 2026, and December 31, 2025, there were no amounts due to or due from CiRC under the CiRC agreement. Refer to Note 8, License Agreements, for further discussion regarding the CiRC Agreement.

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

All of our forward-looking statements are qualified in their entirety by reference to known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, risks and uncertainties relating to:

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

Products and Product Candidates

WAKIX® (pitolisant) (“WAKIX”)

Our pitolisant franchise is anchored by WAKIX, an oral, once-daily therapy licensed from Bioprojet Société Civile de Recherche (“Bioprojet”) for the treatment of narcolepsy. WAKIX is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of excessive daytime sleepiness (“EDS”) and cataplexy in patients six years and older with narcolepsy. WAKIX is a first-in-class molecule with a novel mechanism of action (“MOA”) and is the only selective H3 receptor antagonist/inverse agonist approved by the FDA. Additionally, it is the first-and-only FDA-approved treatment that is not scheduled as a controlled substance by the United States Drug Enforcement Administration (the “DEA”).

We are focusing development efforts on other rare neurological diseases in which EDS is a prominent symptom, including Prader-Willi Syndrome (“PWS”), and remain committed to obtaining pediatric exclusivity for WAKIX. In 2024, we initiated the PWS Phase 3 registrational trial, the TEMPO study, in support of these efforts. We anticipate topline data from the TEMPO study in mid-2027.

Pitolisant gastro-resistant (“Pitolisant GR”) and Pitolisant high dose (“Pitolisant HD”)

We are developing two new formulations of pitolisant through a license agreement with Bioprojet: Pitolisant GR and Pitolisant HD. Pitolisant GR is designed with an enteric coating meant to reduce the potential for gastrointestinal side effects in patients prone to gastrointestinal symptoms, and to enable patients to initiate treatment at a therapeutic dose without titration, which we believe is an important clinical differentiation. In June 2026, we submitted a New Drug Application (“NDA”) for Pitolisant GR to the FDA, which was subsequently accepted for full review with a target Prescription Drug User Fee Act (“PDUFA”) date of April 1, 2027. Pitolisant HD is an enhanced formulation of pitolisant with an optimized pharmacokinetic (“PK”) profile, enteric coating and higher dosing to drive greater efficacy. It is designed to provide differentiated labeling for fatigue in narcolepsy and sleep inertia in idiopathic hypersomnia (“IH”). Pitolisant HD is currently in a Phase 3 registrational trial in narcolepsy, ONSTRIDE1, and a Phase 3 registrational trial in IH, ONSTRIDE2. We expect topline data in 2027 and anticipate a target PDUFA date in 2028. Utility patents for both Pitolisant GR and Pitolisant HD have been filed to extend the pitolisant franchise into the 2040s.

Other Pipeline Products

Through business development, we have acquired or licensed the rights to develop BP-205 (orexin-2 receptor agonist), EPX-100 (clemizole hydrochloride), CBS-104 and CBS-105.

BP-205 is built on a novel chemical scaffold with the potential for best-in-class therapy due to its high potency. We intend to develop BP-205 for the treatment of multiple central nervous system (“CNS”) indications outside of sleep/wake. We filed an investigational medicinal product dossier (“IMPD”) with the EMA and began first-in-human studies in the fourth quarter of 2025. The topline data from the single ascending dose (“SAD”) study are encouraging and supportive of a potential best-in-class profile for an orexin 2 receptor agonist. In July 2026, we submitted an Investigational New Drug application (“IND”) to the FDA, which is now open, and are preparing to initiate a Phase 1b study in sleep-deprived healthy volunteers.

EPX-100 has been granted orphan drug designation and rare pediatric disease designation by the FDA for treatment of Dravet syndrome (“DS”) and Lennox-Gastaut syndrome (“LGS”). EPX-100 is currently in two Phase 3 registrational trials, one for each of DS (the ARGUS study) and LGS (the LIGHTHOUSE study). We expect topline data in 2027 and anticipate a target PDUFA date in 2028.

CBS-104 and CBS-105 are investigational novel regenerative cellular therapies being developed in collaboration with CiRC Biosciences for the treatment of refractory epilepsy and treatment-resistant narcolepsy, respectively.

Key Developments

In January 2026, we entered into a license agreement (the “Novitium License Agreement”) with Novitium Pharma LLC (“Novitium”), which includes an exclusive license to additional intellectual property that will expand our patent estate, as well as a co-exclusive license, under which we intend to develop a new formulation of pitolisant in broad CNS indications outside of sleep/wake.

In February 2026, we entered into a license agreement (the “MSN License Agreement”) with MSN Laboratories Private Limited (“MSN”), which includes an exclusive, royalty-bearing license, with the right to grant sublicenses, to additional intellectual property, including pending licensed patents, under which we intend to develop a new formulation of pitolisant in broad CNS indications outside of sleep/wake.

In April 2026, we, along with our exclusive licensor Novitium, filed a lawsuit against AET Pharma US, Inc. (“AET”), AET Laboratories Private Limited, Alfred E. Tiefenbacher (GmbH & Co. KG), Sandoz Inc., Sandoz Private Limited, and Sandoz GmbH, alleging that the defendants’ actions in connection with the filing of AET’s ANDA No. 218892 infringe one or more claims of U.S. Patent No. 11,623,920. The case was filed in the United States District Court for the District of Delaware and assigned case no. 26-cv-00453-JLH.

In June 2026, we submitted an NDA for Pitolisant GR to the FDA, which was subsequently accepted for full review with a target PDUFA date of April 1, 2027.

In July 2026, we submitted an IND for BP-205 to the FDA, which is now open, and are preparing to initiate a Phase 1b study in sleep-deprived healthy volunteers in the third quarter of 2026, with topline data expected in early 2027. In August 2026, we announced Phase 1 clinical PK data from the SAD study for BP-205, which demonstrated favorable PK, safety, and tolerability profiles. Topline data from the Phase 1 multiple ascending dose study is expected in the fourth quarter of 2026. In addition, we plan to initiate Phase 2 trials for BP-205 in mid-2027 to evaluate multiple CNS indications.

Commercial Performance Metrics

As of June 30, 2026, we have continued to see growth in the number of unique healthcare professionals (“HCP”) prescribing WAKIX since it became available in November 2019. There are approximately 9,000 HCPs who treat patients living with narcolepsy, with approximately 4,000 enrolled in oxybate risk-evaluation and mitigation strategies (“REMS”) programs. The average number of patients on WAKIX for the three months ended June 30, 2026, was approximately 8,950. Additionally, as of June 30, 2026, we have secured formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States.

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

Research and Development Expenses

Research and development expenses primarily include development programs for potential new indications for pitolisant in patients with PWS, and the development of our product candidates EPX-100, Pitolisant GR, Pitolisant HD, and BP-205. We also incur research and development expenses related to our team of Medical Science Liaisons (“MSLs”) who interact with key opinion leaders, with a focus on the science, the role of histamine in sleep-wake state stability and the novel mechanism of action of pitolisant. In addition, our MSLs support our market access team with the presentation of clinical data to payors upon request and our clinical development team to identify potential clinical trial sites. Research and development costs are expensed as incurred. We have significantly increased our research and development efforts as we advance our clinical programs and add product candidates to expand our pipeline. Research and development expenses also include:

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

Product candidates in later stages of clinical development generally have higher development costs in the current period than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, milestone payments, and the cost of submitting an NDA to the FDA (and/or other regulatory authorities). We expect our research and development expenses to be significant as we advance our current clinical development programs and prepare to seek regulatory approval for Pitolisant GR, complete the Phase 3 clinical trials for additional indications for pitolisant, EPX-100 and Pitolisant HD, and advance the development of BP-205 and CBS105 toward new indications.

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

Sales and Marketing Expenses

Our sales and marketing expenses primarily relate to the marketing and commercialization activities of WAKIX for the treatment of EDS and cataplexy in patients six years and older with narcolepsy. Marketing and commercial activities account for a significant portion of our operating expenses and are expensed as incurred. We expect our sales and marketing expenses to increase in the near- and mid-term to support WAKIX’s indications for the treatment of EDS or cataplexy in adult patients with narcolepsy, the treatment of EDS in pediatric patients 6 years of age and older with narcolepsy and to expand our portfolio with the anticipated growth from potential additional indications.

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

We anticipate that our general and administrative expenses will increase in the future to support our continued commercialization efforts and ongoing and future potential research and development activities. These increases will likely be driven by costs associated with the hiring of additional personnel and fees paid to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the SEC, insurance and investor relations costs. If any of our current or future indication expansion programs or new product candidates obtain U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

Paragon Agreement

We are party to a right-of-use agreement with Paragon whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. We paid rental fees to Paragon of $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively.

Interest Expense

Interest expense consists primarily of interest expense on debt facilities, amortization of debt issuance costs and amortization of premiums on our debt securities.

Interest Income

Interest income consists primarily of cash interest earned on our cash and investment balances and accretion of the discount on our investments in debt securities.

Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Net product revenue	$261,280	$200,489	$476,667	$385,222
Cost of product sold	63,198	38,153	107,710	70,147
Gross profit	198,082	162,336	368,957	315,075
Operating expenses:
Research and development	46,596	50,159	115,979	84,699
Sales and marketing	34,120	30,073	65,814	60,784
General and administrative	28,050	33,924	60,557	65,167
Total operating expenses	108,766	114,156	242,350	210,650
Operating income	89,316	48,180	126,607	104,425
Other (expense) income, net	(53)	(193)	(180)	(469)
Interest expense	(3,070)	(3,646)	(6,304)	(7,482)
Interest income	7,072	5,296	12,829	10,340
Net income before provision for income taxes	93,265	49,637	132,952	106,814
Income tax expense	(17,834)	(9,861)	(25,033)	(21,478)
Net income	$75,431	$39,776	$107,919	$85,336

Net Product Revenue

Net product revenue increased by $60.8 million, or 30.3%, for the three months ended June 30, 2026, and increased by $91.4 million, or 23.7%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increase for the three months ended June 30, 2026, was primarily due to a 26.5% increase in the number of units shipped and the impact of a 7% price increase partially offset by higher rebates of approximately 4.0%. The increase for the six months ended June 30, 2026, was primarily due to a 19.4% increase in the number of units shipped and the impact of a 7% price increase partially offset by higher rebates of approximately 3.8%. The price increase occurred in January 2026.

Cost of Product Sold

Cost of product sold increased by $25.0 million, or 65.6%, for the three months ended June 30, 2026, and increased by $37.6 million, or 53.5%, for the six months ended June 30, 2026, compared to the same periods in 2025. Cost of product sold as a percentage of net product revenue was 24.2% and 22.6% for the three and six months ended June 30, 2026, respectively, compared to 19.0% and 18.2% for the three and six months ended June 30, 2025, respectively. The increase in cost of product sold was primarily due to higher royalties as a result of the increase in net product revenue of WAKIX. The increase in the cost of product sold as a percentage of net revenue was driven by new royalties related to the Novitium License Agreement.

Research and Development Expenses

The following table is a summary of our research and development expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
BP-205	$4,485	$1,167	$3,318	$6,581	$2,262	$4,319
Pitolisant	4,637	6,343	(1,706)	10,028	11,734	(1,706)
EPX-100	13,395	7,899	5,496	21,554	14,445	7,109
Pitolisant GR and Pitolisant HD	9,611	2,059	7,552	17,345	4,038	13,307
IPR&D	-	15,000	(15,000)	32,000	15,000	17,000
Personnel expenses	8,760	8,506	254	17,123	16,033	1,090
Stock-based compensation	2,562	2,113	449	4,927	4,415	512
Other research and development	3,146	7,072	(3,926)	6,421	16,772	(10,351)
Total	$46,596	$50,159	$(3,563)	$115,979	$84,699	$31,280

Research and development expenses decreased by $3.6 million, or 7.1%, for the three months ended June 30, 2026, and increased by $31.3 million, or 36.9%, for the six months ended June 30, 2026, compared to the same periods in 2025. The decrease for the three months ended June 30, 2026, was primarily driven by a $15.0 million IPR&D charge related to the CiRC Agreement that occurred during the three months ended June 30, 2025, a $4.4 million decrease related to the phase out of the ZYN002 program in FXS, and a $1.7 million decrease in clinical development associated with pitolisant offset by a combined $16.4 million increase in research and development expenses for BP-205, EPX-100, and Pitolisant GR and HD as we progressed clinical trials and manufacturing, a $0.3 million increase in personnel costs associated with higher headcount, and a $0.4 million increase in stock compensation.

The increase for the six months ended June 30, 2026, was primarily driven by a combined $24.7 million increase in research and development expenses for BP-205, EPX-100, and Pitolisant GR and HD as we progressed clinical trials and manufacturing, a $17.0 million increase in IPR&D charges related to the Novitium License Agreement ($15.0 million) and MSN License Agreement ($17.0 million) entered into during the six months ended June 30, 2026, offset by the CiRC Agreement ($15.0 million) entered into during the six months ended June 30, 2025, a $1.1 million increase in personnel costs associated with higher headcount, a $0.5 million increase in stock compensation associated with new equity awards, and a $1.0 million increase in other research and development expenses offset by a $11.3 million decrease related to the phase out of the ZYN002 program in FXS and a $1.7 million decrease in clinical development associated with pitolisant.

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.0 million, or 13.5%, for the three months ended June 30, 2026, and increased by $5.0 million, or 8.3%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increase for the three months ended June 30, 2026, was primarily due to a $2.0 million increase in patient engagement and marketing activities, a $1.6 million increase in personnel costs, a $0.2 million increase in travel expenses and a $0.2 million increase in stock compensation expense. The increase for the six months ended June 30, 2026, was primarily due to a $4.5 increase in patient engagement and marketing activities and a $2.1 million increase in personnel costs offset by a $0.8 million decrease in stock compensation expense and a $0.8 million decrease in travel expenses. The increase in patient engagement and marketing activities was driven by our continued growth of WAKIX and the increase in personnel costs was driven primarily by higher headcount as a result of our sales force expansion.

General and Administrative Expenses

General and administrative expenses decreased by $5.9 million, or 17.3%, for the three months ended June 30, 2026, and decreased by $4.6 million, or 7.1%, for the six months ended June 30, 2026, compared to the same periods in 2025. The decrease for the three months ended June 30, 2026, was primarily due to a $5.1 million decrease in legal and professional fees and a $2.4 million decrease in stock compensation offset by a $1.6 million increase in personnel costs. The decrease for the six months ended June 30, 2026, was primarily due to a $2.8 million decrease in legal and professional fees and a $3.7 million decrease in stock compensation offset by a $1.9 million increase in personnel costs. The decrease in legal and professional fees for both comparable periods was primarily driven by expenses incurred due to ANDA settlements and lower ANDA litigation during the three and six months ended June 30, 2025. The increase in personnel costs for both comparable periods was primarily driven by higher headcount during the three and six months ended June 30, 2026.

Interest Expense

Interest expense decreased by $0.6 million, or 15.8%, for the three months ended June 30, 2026, and decreased by $1.2, or 15.7%, for the six months ended June 30, 2026, compared to the same periods in 2025. The decrease for the three and six months ended June 30, 2026, was primarily due to lower average outstanding debt balances and lower interest rates compared to the same periods in the prior year.

Interest Income

Interest income increased by $1.8 million, or 33.5%, for the three months ended June 30, 2026, and increased by $2.5 million, or 24.1%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increase for the three and six months ended June 30, 2026, was primarily a result of having higher invested balances compared to the prior year.

Income Taxes

Income tax expense was $17.8 million, representing a 19.1% effective tax rate, for the three months ended June 30, 2026, compared to $9.9 million, representing a 19.9% effective tax rate, for the three months ended June 30, 2025. Income tax expense was $25.0 million, representing an 18.8% effective tax rate, for the six months ended June 30, 2026, compared to $21.5 million, representing a 20.1% effective tax rate, for the six months ended June 30, 2025. The decrease in our effective tax rate for both comparable periods was primarily driven by an increase in the benefits from research and development and orphan drug credits. The effective tax rate of 19.1% for the three months ended June 30, 2026, included 1.6% in state income taxes offset by a 4.1% benefit from credits. The effective tax rate of 18.8% for the six months ended June 30, 2026, included 1.5% in state income taxes offset by a 4.1% benefit from credits.

Liquidity, Sources of Funding and Capital Resources

Overview

As of June 30, 2026, we had cash, cash equivalents, and investments of $962.5 million, outstanding debt of $155.0 million and retained earnings of $268.8 million.

The unaudited condensed consolidated financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We believe that our existing cash, cash equivalents and investments on hand as of June 30, 2026, will enable us to meet our operational liquidity needs and fund our potential investing activities for at least the next 12 months. We have based our liquidity and cash flow projections on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect.

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

The repayment schedule for the TLA Term Loan consisted of $3.8 million quarterly principal payments, commencing on December 31, 2023, which increased to $5.0 million quarterly principal payments beginning on December 31, 2025, and includes a $115.0 million payment due on the maturity date of July 26, 2028. The TLA Term Loan bears interest at a per annum rate equal to, at our option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on our senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on our senior secured net leverage ratio.

The TLA Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. We had an event of default, which dated back to July 2025, related to a nonfinancial covenant due to a delay in a subsidiary joining the TLA Credit Agreement as a guarantor. On May 4, 2026, we entered into a Waiver and Consent Agreement with the Administrative Agent and certain lenders, whereby the event of default was waived. We have made all required principal and interest payments on time in connection with the TLA Credit Agreement and are in compliance with all covenants as of June 30, 2026.

Share Repurchases

In October 2023, our Board of Directors approved a share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200,000, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the three and six months ended June 30, 2026, no shares of common stock were repurchased by the Company under the October 2023 Repurchase Program. As of June 30, 2026, the remaining amount of common stock authorized for repurchases was $150.0 million.

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

In April 2024, we entered into a sublicense agreement with Bioprojet for an orexin-2 receptor agonist (OX2R) (the “Licensed Compound”), which we are developing for the treatment of narcolepsy and other potential indications (the “Sublicense”). Under the Sublicense, the Company obtained the exclusive right to develop, manufacture and commercialize the Licensed Compound in the United States and Latin American territories (the “Licensed Territories”), which are rights that Bioprojet originally licensed from Teijin Pharma, the innovator of the Licensed Compound. Under the Sublicense, the Company paid Bioprojet an upfront license fee of $25.5 million. In November 2025, we achieved a clinical milestone for BP-205 that triggered a $4.3 million payment to Bioprojet under the Sublicense. We will also be obligated to pay up to $123.3 million upon achievement of other development and regulatory milestones and up to $240.0 million upon achievement of certain sales-based milestones, as well as royalty rates in the mid-teens on potential sales in the Licensed Territories.

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

Novitium Agreement

In January 2026, we entered into the Novitium License Agreement with Novitium, which includes an exclusive license to additional intellectual property that will expand our patent estate, as well as a co-exclusive license, under which we intend to develop a new formulation of pitolisant in broad CNS indications outside of sleep/wake. Pursuant to the Novitium License Agreement, we paid an upfront license fee of $15.0 million, which was recognized as an IPR&D charge recorded in research and development within the unaudited condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2026, and will also be obligated to pay up to $10.0 million upon the achievement of certain development milestones, as well as low single-digit royalties on net sales of pitolisant based products.

MSN Agreement

On February 25, 2026 (the “MSN Effective Date”), we entered into the MSN License Agreement with MSN, which includes an exclusive, royalty-bearing license, with the right to grant sublicenses, to additional intellectual property, including pending licensed patents, under which we intend to develop a new formulation of pitolisant in broad CNS indications outside of sleep/wake. Pursuant to the MSN License Agreement, we paid an upfront license fee of $17.0 million, which was recognized as an IPR&D charge recorded in research and development within the unaudited condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2026. In addition, we will be obligated to pay $25.0 million upon approval of the pending licensed patents by the United States Patent and Trademark Office (“USPTO”), which amount we must deposit into an escrow account within nine months from the MSN Effective Date, and which will be returned us if approval by the USPTO does not occur by November 25, 2027. In addition, we will be obligated to pay low single-digit royalties on net sales of future products that include a new formulation of pitolisant.

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

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2026, and 2025:

	Six Months Ended June 30,
	2026	2025

Selected cash flow data	(In thousands)
Cash provided by (used in):
Operating activities	$120,192	$113,314
Investing activities	(315,149)	(17,227)
Financing activities	(7,776)	(3,038)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2026, primarily consisted of net income of $107.9 million adjusted for non-cash items of $19.9 million related to stock-based compensation expense, $32.0 million related to acquired IPR&D, $11.9 million related to intangible amortization and depreciation, offset by $7.1 million related to deferred tax assets. Net working capital excluding cash increased by $45.4 million, primarily driven by increases in accounts receivable due to higher net product revenue in the current period and a decrease in accrued expenses primarily from lower accrued royalties and legal and professional feels offset by an increase in accounts payable due to the timing of payments.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026, was $315.1 million, which was primarily attributable to $331.5 million in purchases of debt securities and $32.0 million in upfront license fees related to new license agreements, offset by $48.4 million from maturities of investments.

Net cash used in investing activities for the six months ended June 30, 2025, was $17.2 million, which was primarily attributable to $43.0 million in purchases of debt securities, a $15.0 million upfront fee paid to CiRC and $0.1 million in purchases of property and equipment, partially offset by $40.9 million from maturities of investments.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026, was $7.8 million, which primarily consisted of $10.0 million in principal payments associated with the TLA Credit Agreement and $3.6 million of employee withholding tax payments related to stock-based awards, partially offset by $5.9 million in proceeds from the exercise of stock options.

Net cash used in financing activities for the six months ended June 30, 2025, was $3.0 million, which primarily consisted of $7.5 million in principal payments associated with the TLA Credit Agreement and $2.3 million of employee withholding tax payments related to stock-based awards, partially offset by $6.8 million in proceeds from the exercise of stock options.

Critical Accounting Estimates

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

The following table provides a summary of activity and ending balances of our sales allowances and accruals for the six months ended June 30, 2026 (in thousands):

	Distribution Fees & Discounts	Co-Pay Assistance	Rebates	Total
Balance as of December 31, 2025	$2,984	$8,424	$70,015	$81,423
Provision, net	14,762	25,029	139,475	179,266
Payments/Credits	(14,662)	(29,684)	(130,833)	(175,179)
Balance as of June 30, 2026	$3,084	$3,769	$78,657	$85,510

Included in these amounts are immaterial adjustments related to prior-year sales due to changes in estimates.

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the quarter covered by this report, there were no material changes to our previously disclosed accounting policies and assumptions, except as discussed in Note 3 to the unaudited condensed consolidated financial statements contained herein.

Recent Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements for recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. We invest a portion of our cash in investment-grade, interest-bearing securities. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize total return. In order to achieve these objectives, we invest in money market funds, U.S. government and agency securities, corporate bonds and commercial paper in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A-2/P-2/F2 from at least two National Recognized Statistical Rating Organizations. We do not have any direct investments in asset-backed securities, collateralized debt or loan obligations, or structured investment vehicles. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Based on our $688.0 million of investments in money market funds, U.S. treasury notes, corporate bonds and municipal obligations as of June 30, 2026, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of June 30, 2026, we had $155.0 million in borrowings outstanding. The Term Loan bears interest at a per annum rate equal to, at our option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on our senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on our senior secured net leverage ratio. Based on the $155.0 million of principal outstanding as of June 30, 2026, an immediate 10% change in the Term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and other parts of the world. Our operations may be subject to fluctuations in foreign currency exchange rates in the future, which could have a material impact on our financial condition or results of operations.

Inflation Fluctuation Risk

Inflation may affect us by potentially increasing costs such as labor and our clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for each of the three and six months ended June 30, 2026, and 2025.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information included in this report, you should carefully consider the discussion of risk factors affecting the Company as set forth in Part I, Item 1A "Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results. As of June 30, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

Discussion of defaults under our TLA Credit Agreement is incorporated by reference from Part I, Item 1, Note 10 – Debt of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 3, “Defaults Upon Senior Securities.”

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.
(b)	None.
(c)	On May 14, 2026, Kumar Budur, Chief Medical and Scientific Officer of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of (i) up to 61,406 shares of the Company’s common stock related to the to the exercise of options, (ii) up to 9,995 shares of the Company’s common stock related to the vesting of restricted stock units previously granted, and (iii) up to 1,005 shares of the Company’s common stock related the Company’s employee stock purchase plan, beginning on August 13, 2026, and continuing until June 30, 2027. On June 5, 2026, this plan entered into on May 14, 2026, was subsequently terminated and Kumar Budur adopted a new Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of (i) up to 61,406 shares of the Company’s common stock related to the to the exercise of options, (ii) up to 9,995 shares of the Company’s common stock related to the vesting of restricted stock units previously granted, and (iii) up to 1,005 shares of the Company’s common stock related the Company’s employee stock purchase plan, beginning on September 4, 2026, and continuing until June 30, 2027.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
No.	Exhibit Description	Form	Date	Number
2.1+	Agreement and Plan of Merger, dated August 14, 2023, by and among Harmony Biosciences Holdings, Inc., Xylophone Acquisition Corp. and Zynerba Pharmaceuticals, Inc.	8-K/A	September 14, 2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Harmony Biosciences Holdings, Inc.	8-K	August 21, 2020	3.1
3.2	Amended and Restated Bylaws.	8-K	August 21, 2020	3.2
10.1#	Executive Employment Agreement between Harmony Biosciences Management, Inc. and Peter Anastasiou, dated April 2, 2026.	8-K	April 2, 2026	10.1
10.2#	Separation Agreement by and between Harmony Biosciences Holdings, Inc., Harmony Biosciences Management, Inc., and Sandip Kapadia, dated April 14, 2026.	8-K	April 14, 2026	10.1
10.3#	Executive Employment Agreement by and between Harmony Biosciences Management, Inc. and Glenn Reicin, dated April 14, 2026.	8-K	April 14, 2026	10.2
10.4#	Separation Agreement between Harmony Biosciences Management, Inc. and Glenn Reicin, dated July 16, 2026.	8-K	July 16, 2026	10.1
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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

HARMONY BIOSCIENCES HOLDINGS, INC.

By:	/s/ Jeffrey M. Dayno
Name:	Jeffrey M. Dayno, M.D.
Title:	President, Chief Executive Officer and Director (principal executive officer)
Date:	August 4, 2026

By:	/s/ Stephen Mollichella
Name:	Stephen Mollichella
Title:	Senior Vice President, Controller and Interim Principal Financial Officer (principal financial officer)
Date:	August 4, 2026