Form 10-Q
period 2026-09-30
Harmony Biosciences Holdings, Inc.
filed 2026-11-04
CIK 1802665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 2, 2026, there were 58,723,199 shares of the registrant’s common stock, par value $0.00001 value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$647,099	$752,502
Investments, short-term	124,039	22,838
Trade receivables, net	127,739	96,787
Inventory, net	5,871	5,357
Prepaid expenses	18,101	16,014
Other current assets	11,981	13,516
Total current assets	934,830	907,014
NONCURRENT ASSETS:
Investments, long-term	280,467	107,127
Intangible assets, net	71,535	89,418
Deferred tax asset	161,365	149,699
Other noncurrent assets	30,048	18,373
Total noncurrent assets	543,415	364,617
TOTAL ASSETS	$1,478,245	$1,271,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$26,919	$17,693
Accrued compensation	14,886	18,443
Accrued expenses	208,062	191,039
Current portion of long-term debt	20,000	20,000
Other current liabilities	1,675	4,957
Total current liabilities	271,542	252,132
NONCURRENT LIABILITIES:
Long-term debt, net	129,104	143,663
Other noncurrent liabilities	5,367	5,618
Total noncurrent liabilities	134,471	149,281
TOTAL LIABILITIES	406,013	401,413
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock—$0.00001 par value; 500,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 58,720,081 and 57,726,170 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively	1	1
Additional paid in capital	757,153	708,968
Accumulated other comprehensive (loss) income	(1,940)	346
Retained earnings	317,018	160,903
TOTAL STOCKHOLDERS’ EQUITY	1,072,232	870,218
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,478,245	$1,271,631

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net product revenue	$268,917	$239,455	$745,584	$624,677
Cost of product sold	80,686	59,650	188,396	129,797
Gross profit	188,231	179,805	557,188	494,880
Operating expenses:
Research and development	71,663	54,962	187,642	139,661
Sales and marketing	34,721	29,549	100,535	90,333
General and administrative	27,650	29,807	88,207	94,974
Total operating expenses	134,034	114,318	376,384	324,968
Operating income	54,197	65,487	180,804	169,912
Other expense, net	(316)	(106)	(496)	(575)
Interest expense	(3,060)	(3,621)	(9,364)	(11,103)
Interest income	8,428	5,730	21,257	16,070
Income before income taxes	59,249	67,490	192,201	174,304
Income tax expense	(11,053)	(16,625)	(36,086)	(38,103)
Net income	$48,196	$50,865	$156,115	$136,201
Unrealized (loss) income on investments	(1,213)	118	(2,286)	291
Comprehensive income	$46,983	$50,983	$153,829	$136,492
EARNINGS PER SHARE:
Basic	$0.83	$0.88	$2.68	$2.36
Diluted	$0.81	$0.87	$2.63	$2.32
Weighted average number of shares of common stock - basic	58,409,880	57,550,902	58,271,509	57,655,272
Weighted average number of shares of common stock - diluted	59,679,319	58,717,910	59,272,602	58,738,361

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings	equity
Balance as of June 30, 2026	58,120,695	$1	$731,147	$(727)	$268,822	$999,243
Net income	—	—	—	—	48,196	48,196
Unrealized loss on investments	—	—	—	(1,213)	—	(1,213)
Restricted stock unit tax withholding, net of stock option exercises	599,386	—	17,960	—	—	17,960
Stock-based compensation	—	—	8,046	—	—	8,046
Balance as of September 30, 2026	58,720,081	$1	$757,153	$(1,940)	$317,018	$1,072,232

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	income (loss)	earnings	equity
Balance as of December 31, 2025	57,726,170	$1	$708,968	$346	$160,903	$870,218
Net income	—	—	—	—	156,115	156,115
Unrealized loss on investments	—	—	—	(2,286)	—	(2,286)
Restricted stock unit tax withholding, net of stock option exercises	993,911	—	20,184	—	—	20,184
Stock-based compensation	—	—	28,001	—	—	28,001
Balance as of September 30, 2026	58,720,081	$1	$757,153	$(1,940)	$317,018	$1,072,232

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance as of June 30, 2025	57,531,080	$1	$685,288	$239	$87,552	$773,080
Net income	—	—	—	—	50,865	50,865
Unrealized loss on investments	—	—	—	118	—	118
Restricted stock unit tax withholding, net of stock option exercises	65,278	—	91	—	—	91
Stock-based compensation	—	—	10,969	—	—	10,969
Balance as of September 30, 2025	57,596,358	$1	$696,348	$357	$138,417	$835,123

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	income	earnings	equity
Balance as of December 31, 2024	57,144,887	$1	$656,872	$66	$2,216	$659,155
Net income	—	—	—	—	136,201	136,201
Unrealized gain on investments	—	—	—	291	—	291
Restricted stock unit tax withholding, net of stock option exercises	451,471	—	4,553	—	—	4,553
Stock-based compensation	—	—	34,923	—	—	34,923
Balance as of September 30, 2025	57,596,358	$1	$696,348	$357	$138,417	$835,123

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HARMONY BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$156,115	$136,201
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	21	20
Intangible amortization	17,883	17,883
Acquired in-process research & development (IPR&D) expense	57,000	30,000
Stock-based compensation	28,001	34,923
Stock appreciation rights market adjustment	13	(255)
Debt issuance costs amortization	441	490
Deferred taxes	(11,666)	(14,677)
Amortization of premiums and accretion of discounts on investment securities	(1,352)	(1,240)
Other non-cash expenses	1,769	923
Change in operating assets and liabilities:
Trade receivables	(30,952)	(17,618)
Inventory	(514)	316
Prepaid expenses and other assets	(12,379)	6,942
Trade payables	9,226	12,597
Other liabilities	(16,721)	15,543
Net cash provided by operating activities	196,885	222,048
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(369,946)	(67,313)
Proceeds from maturities and sales of investment securities	94,474	60,500
Purchase of property and equipment	—	(203)
Payment of upfront fee related to license agreements	(32,000)	(15,000)
Net cash used in investing activities	(307,472)	(22,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of long-term debt	(15,000)	(11,250)
Payments of employee withholding taxes related to stock-based awards	(3,640)	(2,341)
Proceeds from exercised options	23,824	7,557
Net cash provided by (used in) financing activities	5,184	(6,034)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(105,403)	193,998
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	752,772	453,271
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$647,369	$647,269
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$9,189	$11,168
Cash paid during the year for income taxes net of refunds received	51,400	35,430

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

We are cultivating a differentiated neuroscience company, rooted in innovation and driven by a commitment to addressing the unmet needs of patients living with neurological diseases. To date, we have focused on rare neurological diseases with a growing portfolio now spanning sleep/wake and rare epilepsy, and we are harnessing scientific insights and pioneering approaches to advance meaningful treatments in rare and broad diseases that help patients thrive.

In July 2017, the Company entered into a License Agreement (the “2017 LCA”) with Bioprojet Société Civile de Recherche (“Bioprojet”) whereby the Company acquired the exclusive right to commercialize the pharmaceutical compound pitolisant. Our lead product, WAKIX® (pitolisant) (“WAKIX”), is a first-in-class therapy with a novel mechanism of action designed to enhance histamine signaling in the brain by binding to H3 receptors. Since its initial U.S. Food and Drug Administration (the “FDA”) approval in 2019 for excessive daytime sleepiness (“EDS”) in adult patients with narcolepsy, WAKIX has subsequently been approved for cataplexy in adult patients in 2020, and EDS and cataplexy in pediatric patients six years and older in 2024 and 2026, respectively. Beyond narcolepsy, we are also advancing late-stage clinical programs exploring pitolisant in Prader-Willi syndrome (“PWS”) and continue to grow our impact in other rare neurological diseases. In July 2022, the Company entered into a License and Commercialization Agreement (the “2022 LCA”) with Bioprojet whereby we obtained exclusive rights to manufacture, develop and commercialize one or more next generation pitolisant based products in the United States and Latin America. Two of the next generations formulations, Pitolisant Gastro-Resistant (“Pitolisant GR”) and Pitolisant High-Dose (“Pitolisant HD”) are currently in development. In June 2026, a New Drug Application (“NDA”) for Pitolisant GR was submitted to the FDA, which was subsequently accepted for full review with a target Prescription Drug User Fee Act date of April 1, 2027.

Along with nurturing the growth of our original pipeline, our innovation strategy includes targeted business development that strengthens our foundation and strategically extends our patient reach as we look to expand our portfolio to new diseases beyond histaminergic science.

In April 2024, we expanded into orexin science through a sublicense agreement with Bioprojet for an orexin 2 receptor agonist (“BP-205”) which is now in clinical development for narcolepsy and other potential central nervous system (“CNS”) indications. Under the sublicense agreement the Company obtained the exclusive right to develop, manufacture and commercialize BP-205 in the United States and Latin American territories, which are rights originally licensed from Teijin Pharma, the innovator of BP-205. We further broadened our portfolio into rare epilepsy when the Company acquired Epygenix Therapeutics, Inc. (“Epygenix”) in April 2024. As a result, the Company now has an exclusive license relating to the use of clemizole hydrochloride (“EPX-100”), initially for the treatment of Dravet Syndrome (“DS”) and Lennox-Gastaut Syndrome (“LGS”). EPX-100 is currently in two Phase 3 registrational trials, one each for DS (the ARGUS study) and LGS (the LIGHTHOUSE study).

In June 2025, we entered into a research collaboration, option and license agreement (the “CiRC Agreement”) with CiRC Biosciences, Inc. (“CiRC”), a related party. Under this agreement, Harmony and CiRC will collaborate on the research and development of two discovery-stage candidates, CBS-105 for treatment-resistant narcolepsy and CBS-104 for the treatment of refractory epilepsy (together, the “Candidates”), in each case, based on a cell replacement therapy approach for the treatment of these disorders.

2. LIQUIDITY AND CAPITAL RESOURCES

The unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had retained earnings of $317,018 and $160,903, as of September 30, 2026, and December 31, 2025, respectively. As of September 30, 2026, the Company had cash, cash equivalents and investments of $1,051,605.

The Company believes that its existing cash, cash equivalents and investments on hand as of September 30, 2026, as well as additional cash generated from operating and financing activities will meet its operational liquidity needs and fund potential investing activities for at least the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of September 30, 2026, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2026, and 2025, and the unaudited condensed consolidated statements of operations and comprehensive income and the unaudited condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026, and 2025, are unaudited. The balance sheet as of December 31, 2025, was derived from audited financial statements as of and for the year ended December 31, 2025. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2026, and the results of its operations and its cash flows for the nine months ended September 30, 2026, and 2025. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company currently has one commercialized product, WAKIX, and there can be no assurance that the Company’s research and development or business development efforts will result in successfully commercialized products in addition to WAKIX. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and consultants and obtaining and protecting intellectual property.

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

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which we estimate utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. We validate valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of September 30, 2026, or December 31, 2025.

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

	As of
	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$647,099	$752,502
Restricted cash included in other noncurrent assets	270	270
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$647,369	$752,772

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

The Company is subject to credit risk from its trade receivables related to product sales. The Company extends credit to specialty pharmaceutical distribution companies within the United States. Customer creditworthiness is monitored, and collateral is not required. Historically, the Company has not experienced credit losses on its accounts receivable. The Company monitors its exposure within accounts receivable and would record a reserve for uncollectible amounts, if necessary. As of September 30, 2026, three customers accounted for 100% of gross accounts receivable; Caremark LLC (“CVS Caremark”), which accounted for 42% of gross accounts receivable; Accredo Health Group, Inc. (“Accredo”), which accounted for 38% of gross accounts receivable; and PANTHERx Specialty Pharmacy LLC (“Pantherx”), which accounted for 20% of gross accounts receivable. As of December 31, 2025, three customers accounted for 100% of gross accounts receivable; Accredo, which accounted for 45% of gross accounts receivable, CVS Caremark, which accounted for 36% of gross accounts receivable; and Pantherx, which accounted for 19% of gross accounts receivable.

For the nine months ended September 30, 2026, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 39% of gross product revenue; Accredo accounted for 37% of gross product revenue; and Pantherx accounted for 24% of gross product revenue. For the nine months ended September 30, 2025, three customers accounted for 100% of gross product revenue; CVS Caremark accounted for 38% of gross product revenue; Accredo accounted for 36% of gross product revenue; and Pantherx accounted for 26% of gross product revenue.

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 makes targeted improvements to accounting for and disclosure of software costs under ASC 350-40. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The guidance may be adopted prospectively, retrospectively, or via a modified prospective transition method. Early adoption is permitted. The Company early adopted this guidance in the first quarter of 2026 on a prospective basis. This pronouncement did not have a material impact on its unaudited condensed consolidated financial statements during the three and nine months ended September 30, 2026.

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

4. INVESTMENTS

The carrying value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	September 30, 2026
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$58,577	—	(130)	$58,447
Corporate debt securities	63,215	—	(121)	63,094
U.S. government securities	2,505	—	(7)	2,498
Total short-term investments	$124,297	—	(258)	$124,039

Long-term:
Corporate debt securities	248,534	10	(1,407)	247,137
U.S. government securities	33,615	—	(285)	33,330
Total long-term investments	$282,149	10	(1,692)	$280,467

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term:
Commercial paper	$7,558	7	—	$7,565
Corporate debt securities	15,261	12	—	15,273
Total short-term investments	$22,819	19	—	$22,838

Long-term:
Commercial paper	$805	1	—	$806
Corporate debt securities	88,626	248	—	88,874
U.S. government securities	17,369	78	—	17,447
Total long-term investments	$106,800	327	—	$107,127

The Company classifies investments with an original maturity of less than one year as current and investments with an original maturity date of greater than one year as noncurrent in its unaudited condensed consolidated balance sheet. The investments classified as noncurrent have original maturity dates ranging from 1-2 years. The Company did not have any available-for-sale debt security investments in a continuous unrealized loss position of greater than 12 months as of September 30, 2026, and December 31, 2025, respectively.

5. FAIR VALUE MEASUREMENTS

Money market funds are classified as Level 1 fair value instruments. Investments in available-for-sale debt securities are classified as Level 2 and carried at fair value, which the Company estimates utilizing a third-

party pricing service. The pricing service utilizes industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates valuations obtained from third-party services by obtaining market values from other pricing sources. The Company did not classify any assets or liabilities as Level 3 as of September 30, 2026, or December 31, 2025.

The Company’s assets measured at fair value consisted of the following:

	September 30, 2026			December 31, 2025
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$304,906	299,605	5,301	$225,605	225,605	—
Commercial paper	58,447	—	58,447	8,371	—	8,371
Corporate debt securities	310,231	—	310,231	104,147	—	104,147
U.S. government securities	35,828	—	35,828	17,447	—	17,447
Total	$709,412	299,605	409,807	$355,570	225,605	129,965

6. INVENTORY

Inventory, net consisted of the following:

	As of
	September 30,	December 31,
	2026	2025
Work in process	3,746	2,885
Finished goods	2,289	2,636
Inventory, gross	6,035	5,521
Reserve for excess inventory	(164)	(164)
Total inventory, net	$5,871	$5,357

7. INTANGIBLE ASSETS

In August 2019, the Company received FDA approval of WAKIX for the treatment of EDS in adult patients with narcolepsy. This event triggered a milestone payment of $75,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset. The Company determined a useful life of 10 years for the intangible asset, and, as of September 30, 2026, the remaining useful life was 3.0 years.

In October 2020, the Company received FDA approval for the NDA for WAKIX for the treatment of cataplexy in adult patients with narcolepsy. This event triggered a milestone payment of $100,000 under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in January of 2021. The Company determined a useful life of 9 years for the intangible asset, and, as of September 30, 2026, the remaining useful life was 3.0 years.

In February 2022, the Company attained $500,000 in life-to-date aggregate net sales of WAKIX in the United States. This event triggered a final $40,000 payment under the provisions of the 2017 LCA which the Company capitalized as an intangible asset and paid in March of 2022. The Company determined a useful life of 7.6 years for the intangible asset, and, as of September 30, 2026, the remaining useful life was 3.0 years.

Amortization expense was $5,961 for each of the three months ended September 30, 2026, and 2025, respectively, and $17,883 for each of the nine months ended September 30, 2026, and 2025, respectively, and is recorded in general and administrative on the unaudited condensed consolidated statements of operations and comprehensive income.

The Company expects the future annual amortization expense for the unamortized intangible assets to be as follows:

Years ending December 31,
2026 (excluding the nine months ended September 30, 2026)	$5,962
2027	23,845
2028	23,845
2029	17,883
2030	—
Thereafter	—
Total	$71,535

The gross carrying amount and net book value of the intangible asset was as follows:

	As of
	September 30,	December 31,
	2026	2025
Gross Carrying Amount	$215,000	$215,000
Accumulated Amortization	(143,465)	(125,582)
Net Book Value	$71,535	$89,418

8. LICENSE AGREEMENTS

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

Novitium Agreement

In January 2026, the Company entered into a license agreement (the “Novitium License Agreement”) with Novitium Pharma LLC (“Novitium”), which includes an exclusive license to additional intellectual property that expands the intellectual property estate of the Company, as well as a co-exclusive license, under which the Company and Novitium intend to develop an amorphous formulation of pitolisant in broad CNS indications outside of sleep/wake. Pursuant to the Novitium License Agreement, the Company paid an upfront license fee of $15,000, which was recognized as an IPR&D charge recorded in research and development in the unaudited condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2026. The Company will also be obligated to pay $10,000 upon the achievement of certain development milestones, as well as low single-digit royalties on net sales of current and future pitolisant based products.

MSN Agreement

In February 2026, the Company entered into a license agreement (the “MSN License Agreement”) with MSN Laboratories Private Limited (“MSN”), which includes an exclusive, royalty-bearing license, with the right to grant sublicenses, to additional intellectual property, including licensed patents, under which the Company intends to develop an amorphous formulation of pitolisant in broad CNS indications outside of sleep/wake. Pursuant to the MSN License Agreement, the Company paid an upfront license fee of $17,000, which was recognized as an IPR&D charge recorded in research and development in the unaudited condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2026. In September 2026, a milestone was achieved upon approval of MSN’s pending licensed patents by the United States Patent and Trademark Office that triggered a $25,000 payment, which was recognized as an

IPR&D charge recorded in research and development in the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2026. The milestone payment is expected to be paid in the fourth quarter of 2026. In addition, the Company will be obligated to pay low single-digit royalties on net sales of future products that include a new formulation of pitolisant, if covered by a patent provided under the MSN License Agreement.

The Company incurred $78,320 and $57,323 for the three months ended September 30, 2026, and 2025, respectively, and $181,001 and $122,663 for the nine months ended September 30, 2026, and 2025, respectively, for sales-based, trademark and tiered royalties recognized as cost of product sold. As of September 30, 2026, and December 31, 2025, the Company had accrued $78,320 and $65,819, respectively, for sales-based, trademark and tiered royalties.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of
	September 30,	December 31,
	2026	2025
Royalties	$78,320	$65,819
Rebates and other sales deductions	78,945	76,304
Interest	1,884	2,151
Sales and marketing	6,869	3,153
Research and development	10,844	12,193
Milestone payments	25,000	—
Legal and professional fees	4,523	29,999
Other expenses	1,677	1,420
	$208,062	$191,039

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

The repayment schedule for the TLA Term Loan consisted of quarterly $3,750 principal payments, commencing on December 31, 2023, which increased to quarterly $5,000 principal payments beginning on December 31, 2025, and includes a $115,000 payment due on the maturity date of July 26, 2028. The TLA Term Loan bears interest at a per annum rate equal to, at the Company’s option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on the Company’s senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on the Company’s senior secured net leverage ratio.

The net cash received related to the TLA Term Loan as a result of the transactions, less debt issuance costs of $2,997, was $197,003. The debt issuance costs related to the TLA Term Loan will be amortized as additional interest expense over the loan term of the TLA Credit Agreement. The fair value of the TLA Term Loan as of September 30, 2026, was $145,396.

Long-term debt, net consisted of the following:

	September 30,	December 31,
	2026	2025
Principal amount	$150,000	$165,000
Unamortized debt discount associated with debt financing costs	(896)	(1,337)
Total debt, net	149,104	163,663
Less current portion	(20,000)	(20,000)
Long-term debt, net	$129,104	$143,663

Future minimum payments relating to long-term debt, net as of September 30, 2026, for the periods indicated below consisted of the following:

Years ending December 31,
2026 (excluding the nine months ended September 30, 2026)	$5,000
2027	20,000
2028	125,000
2029	—
2030	—
Thereafter	—
Total	$150,000

Interest expense related to the Company’s long-term debt, net, is included in interest expense within the unaudited condensed consolidated statements of operations and comprehensive income and consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest on principal balance	$2,917	$3,460	$8,923	$10,613
Amortization of deferred financing costs	143	160	441	490
Total term loan interest expense	$3,060	$3,620	$9,364	$11,103

The TLA Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. The Company had an event of default, which dated back to July 2025, related to a nonfinancial covenant due to a delay in a subsidiary joining the TLA Credit Agreement as a guarantor. On May 4, 2026, the Company entered into a Waiver and Consent Agreement with the Administrative Agent and certain lenders, whereby the event of default was waived. The Company has made all required principal and interest payments on time in connection with the TLA Credit Agreement and is in compliance with all covenants as of September 30, 2026.

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

The Company recorded operating lease costs of $521 and $394 for the three months ended September 30, 2026, and 2025, respectively, and $1,555 and $1,459 for the nine months ended September 30, 2026, and 2025 respectively.

As of September 30, 2026, the weighted-average remaining lease term for operating leases was 3.9 years and the weighted-average discount rate for operating leases was 7.59%.

Supplemental balance sheet information related to operating leases was as follows:

Leases	Classification	September 30, 2026	December 31, 2025
Assets
Operating lease right-of-use assets	Other noncurrent assets	$5,432	$5,344
Liabilities
Operating lease liability, current portion	Other current liabilities	$1,371	$1,073
Operating lease liability, long-term	Other long-term liabilities	4,439	4,512
Total operating lease liabilities		$5,810	$5,585

Supplemental cash flow information related to operating leases was as follows:

	September 30, 2026	September 30, 2025
Operating cash flows from operating leases	$1,430	$1,478
Right of use assets obtained in exchange for operating lease obligations	$1,476	$273

Future payments under non-cancelable operating leases with initial terms of one year or more as of September 30, 2026, consisted of the following:

Years ending December 31,
2026 (excluding the nine months ended September 30, 2026)	$313
2027	1,801
2028	1,765
2029	1,337
2030	1,215
Thereafter	311
Total lease payments	6,742
Less: imputed interest	(932)
Total lease liabilities	$5,810

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to claims and suits arising in the ordinary course of business. The Company accrues such liabilities when they are known, if they are deemed probable and can be reasonably estimated. Accruals may be adjusted from time to time, as appropriate, in light of new information. The amount of loss incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued. Any expenses, fines, fees, penalties, judgments or settlements that might be incurred by the Company in connection with proceedings could have a material adverse effect on the Company’s results of operations and financial condition. As of September 30, 2026, there were no material claims or lawsuits outstanding other than the Abbreviated New Drug Application (“ANDA”) litigation and patent litigation discussed below.

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

In October 2023, the Company and Bioprojet received notice from Novitium, pursuant to 21 U.S.C. § 355(j) et seq. and 21 C.F.R. § 314.95 et seq. (the “Novitium Notice Letter”), that Novitium has submitted ANDA No. 218495 (the “Novitium ANDA”) to the FDA and is seeking regulatory approval to market a generic version of WAKIX® before the expiration of U.S. Patent No. 8,354,430 (the “’430 patent”), which is also listed with respect to WAKIX® in the FDA’s Orange Book and expired in February 2026. The Novitium Notice Letter asserts that its generic product will not infringe the ‘430 patent, ’947 patent and the ‘197 patent and/or that the ‘430 patent,

’947 patent and the ‘197 patent are invalid or unenforceable. In November 2023, the Company, Bioprojet and Bioprojet Pharma filed a complaint for patent infringement of the ’947 patent and the ‘197 patent against Novitium and certain of their affiliates and agents and for patent infringement of the ’430 patent against Novitium and certain of their affiliates and agents in the United States District Court for the District of Delaware in response to their filing of their respective ANDAs with the FDA. In January 2026, the Company reached an agreement with Novitium to resolve the dispute over Novitium’s ANDA to market a generic version of WAKIX. Under the terms of the settlement agreement, the litigation between the parties in the United States District Court for the District of Delaware will be dismissed, and Novitium will have a license to sell its generic product beginning July 2030 if WAKIX receives pediatric exclusivity, or earlier under certain circumstances.

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

In April 2024, the United States District Court for the District of Delaware issued a scheduling order consolidating the cases described above for all purposes up to and including trial (the “Scheduling Order”). The Scheduling Order set March 27, 2025, as the date for the hearing on claim construction and scheduled a bench trial that began on February 17, 2026, and concluded on February 19, 2026. Opening post-trial briefs were filed on April 9, 2026. Rebuttal briefs were filed on May 7, 2026, and reply briefs were filed on May 21, 2026. Oral arguments were held on October 22, 2026.

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

Arguments on several pending motions and proposals concerning a Scheduling Order were held on October 21, 2026 and rulings on the motions and entry of a Scheduling Order remain pending.  In addition, a Preliminary Injunction hearing is scheduled for January 26, 2027, with an expected decision by February 14, 2027.

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

Share Repurchase Program

In October 2023, the Company’s Board of Directors approved a share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200,000, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the three and nine months ended September 30, 2026, and 2025, no shares of common stock were repurchased by the Company under the October 2023 Repurchase Program. As of September 30, 2026, the remaining amount of common stock authorized for repurchases was $150,000.

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

Stock options and SARs under the 2020 Plan have a 10-year contractual term and vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). RSUs vest over the vesting period specified in the applicable award agreement, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). As of September 30, 2026, there were 7,354,310 shares of common stock available for issuance under the 2020 Plan. The number of shares that may be issued under the 2020 Plan automatically increases on January 1 of each year in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors.

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

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2026:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value ($000's)
Awards outstanding—December 31, 2025	7,861,925	$33.56	6.3
Awards issued	1,688,101	$34.00
Awards exercised	(835,979)	$28.05
Awards forfeited	(655,602)	$34.96
Awards outstanding—September 30, 2026	8,058,445	$34.11	6.2	$58,492
Awards exercisable—September 30, 2026	5,538,200	$34.03	5.0	$45,788
Awards unvested—September 30, 2026	2,520,245	$34.29	8.8	$12,704

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2026, was $21.98. The total intrinsic value of stock options exercised for the nine months ended September 30, 2026, was $8,324.

Stock Appreciation Rights

The following table summarizes SARs activity for the nine months ended September 30, 2026:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value ($000's)
Awards outstanding—December 31, 2025	33,471	$8.72	3.2
Awards issued	—	$—
Awards exercised	(3,651)	$8.22
Awards forfeited	—	$—
Awards outstanding—September 30, 2026	29,820	$8.78	2.4	$666
Awards exercisable—September 30, 2026	29,820	$8.78	2.4	$666

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2026:

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Awards outstanding—December 31, 2025	796,498	$34.47
Awards issued	472,250	$36.76
Awards vested	(251,617)	$33.71
Awards forfeited	(154,856)	$35.85
Awards outstanding—September 30, 2026	862,275	$35.70

Value of RSUs

The fair value of RSUs is equal to the value of the Company’s common stock on the grant date.

The weighted-average grant date fair value of awards issued under the 2020 Plan during the nine months ended September 30, 2026, was $36.76.

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

The assumptions used to value the awards are summarized in the following table.

	As of
	September 30, 2026	December 31, 2025
Dividend yield	0.00%	0.00%
Expected volatility	66.49 - 73.24%	69.03 - 71.43%
Risk-free interest rate	3.84 - 5.09%	3.72 - 4.44%
Lack of marketability discount	0.00%	0.00%
Expected term (years)	1.0 - 6.1	1.4 - 6.1

Stock-Based Compensation Expense

Stock-based compensation expense for each of the three and nine months ended September 30, 2026, and 2025, was recorded in the unaudited condensed consolidated statements of operations and comprehensive income in the following line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expense	$2,318	$2,258	$7,245	$6,673
Sales and marketing expense	1,738	1,494	5,342	5,890
General and administrative expense	4,074	7,072	15,427	22,105
	$8,130	$10,824	$28,014	$34,668

Stock-based compensation expense related to options and RSUs issued under the 2017 Plan and 2020 Plan is included in stockholders’ equity, and a liability for SARs is included in other non-current liabilities, in the Company’s unaudited condensed consolidated balance sheet. As of September 30, 2026, the total unrecognized stock-based compensation expense was $49,214 and $24,191 for stock options and RSUs, respectively. These amounts will be recognized in the Company’s consolidated statement of operations over a weighted average period of 2.6 and 2.7 years for stock options and RSUs, respectively.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company on April 30, 2021. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 629,805, which automatically increases on January 1 of each year in an amount equal to the lesser of (i) 1.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding year or (ii) an amount determined by the Company’s board of directors. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 15,066 and 11,772 shares issued under the ESPP for each of the three and nine months ended September 30, 2026, and 2025, respectively. The discount on the ESPP was $79 and $76 for the three months ended September 30, 2026, and 2025, respectively, and $254 and $201 for the nine months ended September 30, 2026, and 2025, respectively, and is recorded within stock-based compensation expense.

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

The following table summarizes segment revenue and significant segment expenses for each of the three and nine months ended September 30, 2026, and 2025:

	Rare Neurological Diseases Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net product revenue	$268,917	$239,455	$745,584	$624,677
Less:
Cost of product sold (a)	80,679	59,643	188,375	129,777
Research and development (b)	44,345	37,704	123,397	102,988
Sales and marketing (c)	32,983	28,055	95,193	84,443
General and administrative (d)	17,615	16,774	54,897	54,986
Depreciation and amortization	5,968	5,968	17,904	17,903
Stock-based compensation	8,130	10,824	28,014	34,668
Interest expense	3,060	3,621	9,364	11,103
Interest income	(8,428)	(5,730)	(21,257)	(16,070)
Income tax expense	11,053	16,625	36,086	38,103
Other segment items (e)	25,316	15,106	57,496	30,575
Consolidated net income	$48,196	$50,865	$156,115	$136,201
(a)	Cost of product sold excluding depreciation.
(b)	Research and development excluding stock-based compensation and IPR&D.
(c)	Sales and marketing excluding stock-based compensation.
(d)	General and administrative excluding stock-based compensation and amortization.
(e)	Other segment items include other expense, net and IPR&D charges.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income	$48,196	$50,865	$156,115	$136,201
Denominator
Net income per share of common stock - basic	$0.83	$0.88	$2.68	$2.36
Net income per share of common stock- diluted	$0.81	$0.87	$2.63	$2.32
Weighted average number of shares of common stock - basic	58,409,880	57,550,902	58,271,509	57,655,272
Weighted average number of shares of common stock - diluted	59,679,319	58,717,910	59,272,602	58,738,361

Securities outstanding and included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options, SARs, and RSUs to purchase common stock	1,269,439	1,167,008	1,001,093	1,083,089

The following table represents the shares of common stock excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options, SARs, and RSUs to purchase common stock	7,681,101	7,650,408	7,949,447	7,734,327

17. INCOME TAXES

A reconciliation of the differences between the U.S. statutory federal income tax rate of 21.0% and the Company’s effective income tax rate for the three and nine months ended September 30, 2026, after the adoption of ASU 2023-09, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026		2026
	Amount	Percent	Amount	Percent
Federal statutory rate	$12,442	21.0%	$40,362	21.0%
State income taxes, net of federal tax effect*	1,631	2.8%	3,648	1.9%
Tax credits
Orphan drug credit	(4,675)	(7.9)%	(8,997)	(4.7)%
Research and development credit	705	1.2%	(375)	(0.2)%
Other nontaxable or nondeductible items	254	0.4%	918	0.5%
Other adjustments	696	1.2%	530	0.3%
Effective tax rate	$11,053	18.7%	$36,086	18.8%

* State taxes in Illinois and Tennessee made up the majority (greater than 50%) of the tax effect in this category.

A reconciliation of the differences between the U.S. statutory federal income tax rate of 21.0% and the Company’s effective tax rate for the three and nine months ended September 30, 2025, prior to the adoption of ASU 2023-09, is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Federal income tax rate	21.0%	21.0%
State taxes	1.7	1.6
Credits	(2.2)	(2.6)
Nondeductible IPR&D	3.5	1.4
Other	0.6	0.5
Total	24.6%	21.9%

18. RELATED-PARTY TRANSACTIONS

Paragon Biosciences, LLC (“Paragon”) is an entity that shares common ownership with the Company. In addition, the Chairman of the Company’s board of directors was the President and owner of the entity. The Company is party to a right of use agreement with Paragon whereby it has access to and the right to use certain office space leased by Paragon in Chicago, Illinois. In addition, the Company received consulting services from Paragon during the three and nine months ended September 30, 2026, and 2025. The Company incurred $77 and $73 for the three months ended September 30, 2026, and 2025, respectively, and incurred $222 and $401 for the nine months ended September 30, 2026, and 2025, respectively, of expenses related to Paragon, which are included in general and administrative in the unaudited condensed consolidated statements of operations and comprehensive income. As of September 30, 2026, and December 31, 2025, there were no amounts due to or due from Paragon included in the unaudited condensed consolidated balance sheets.

In June 2025, the Company entered into the CiRC Agreement with CiRC, an entity controlled by Paragon. The Company paid a $15,000 upfront payment to CiRC pursuant to the CiRC Agreement which was recorded as an IPR&D charge in research and development in the unaudited condensed consolidated statements of operations and comprehensive income. As of September 30, 2026, and December 31, 2025, there were no amounts due to or due from CiRC under the CiRC agreement. Refer to Note 8, License Agreements, for further discussion regarding the CiRC Agreement.

19. SUBSEQUENT EVENT

In October 2026, a clinical pharmacokinetic development milestone related to the Novitium License Agreement was achieved, which triggered a $10,000 milestone payment that the Company expects to pay and record the IPR&D expense in the fourth quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, liquidity and capital resources, including the sufficiency of our cash, cash equivalents and investments to fund our operations, business strategy, including business development activities, our commercial products, including expected sales of, and market opportunity for, WAKIX; our product candidates and their potential benefits and differentiation; the development and expansion of our pipeline, product approvals and the timing and outcome of regulatory submissions and reviews, including target PDUFA dates; research and development and other costs and expenses, anticipated timing and likelihood of success of clinical trials, the expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these items or similar expressions.

All of our forward-looking statements are qualified in their entirety by reference to known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, risks and uncertainties relating to:

●	our commercialization efforts and strategy for WAKIX;

●	the rate and degree of market acceptance and clinical utility of pitolisant in additional indications, if approved, and any other product candidates we may develop or acquire, if approved;
●	our research and development plans, including our plans to explore the therapeutic potential of pitolisant in additional indications, progress developing the new Pitolisant Gastro-resistant (“Pitolisant GR”) and Pitolisant High Dose (“Pitolisant HD”) formulations, and the development of BP-205, clemizole hydrochloride (“EPX-100”), an amorphous form of pitolisant, and other compounds;
●	our ongoing and planned clinical trials;
●	the availability of favorable insurance coverage and reimbursement for WAKIX;
●	the timing of, and our ability to obtain, regulatory approvals for pitolisant for other indications as well as any other product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and additional financing needs;
●	our ability to identify, acquire and integrate additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	significant competition in our industry;
●	our intellectual property positions;
●	loss or retirement of key members of management;
●	failure to successfully execute our growth strategy, including any delays in our planned future growth;
●	our failure to maintain effective internal controls;
●	the impact of government laws and regulations; and
●	other risks and uncertainties identified under the “Risk Factors” section or other portions of this report or other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Company Overview

At Harmony, we are cultivating a differentiated neuroscience company, rooted in innovation and driven by a commitment to addressing the unmet needs of patients living with neurological diseases. To date, we have focused on rare neurological diseases with a growing portfolio now spanning sleep/wake and rare epilepsy, and we are harnessing scientific insights and pioneering approaches as we move forward to advance meaningful treatments that help patients thrive in both rare and broad diseases. Our operations are conducted by our wholly owned subsidiaries, Harmony Biosciences, LLC and Harmony Biosciences Management, Inc.

Products and Product Candidates

WAKIX® (pitolisant) (“WAKIX”)

Our pitolisant franchise is anchored by WAKIX, an oral, once-daily therapy licensed from Bioprojet Société Civile de Recherche (“Bioprojet”) for the treatment of narcolepsy. WAKIX is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of excessive daytime sleepiness (“EDS”) and cataplexy in patients six years and older with narcolepsy. WAKIX is a first-in-class molecule with a novel mechanism of action (“MOA”) and is the only selective H3 receptor antagonist/inverse agonist approved by the FDA. Additionally, it is the first-and-only FDA-approved treatment for patients with narcolepsy that is not scheduled as a controlled substance by the United States Drug Enforcement Administration (the “DEA”).

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

Pitolisant gastro-resistant (“Pitolisant GR”) and Pitolisant high dose (“Pitolisant HD”)

We are developing two new formulations of pitolisant through a license agreement with Bioprojet: Pitolisant GR and Pitolisant HD. Pitolisant GR is designed with an enteric coating meant to reduce the potential for gastrointestinal side effects in patients prone to gastrointestinal symptoms, and to enable patients to initiate treatment at a therapeutic dose without titration, which we believe is an important clinical differentiation. In June 2026, we submitted a New Drug Application (“NDA”) for Pitolisant GR to the FDA, which was subsequently accepted for full review with a target Prescription Drug User Fee Act (“PDUFA”) date of April 1, 2027. Pitolisant HD is an enhanced formulation of pitolisant with an optimized pharmacokinetic (“PK”) profile, enteric coating, and higher dosing to drive greater efficacy, and enables patients to initiate treatment at a therapeutic dose without titration. It is designed to provide differentiated labeling for fatigue in narcolepsy and sleep inertia in idiopathic hypersomnia (“IH”). Pitolisant HD is currently in a Phase 3 registrational trial in narcolepsy, ONSTRIDE1, and a Phase 3 registrational trial in IH, ONSTRIDE2. We expect topline data in 2027 and anticipate a target PDUFA date in 2028. Utility patents for both Pitolisant GR and Pitolisant HD have been filed to extend the pitolisant franchise into the 2040s.

Other Pipeline Products

Through business development, we have acquired or licensed the rights to develop BP-205 (orexin-2 receptor agonist), EPX-100 (clemizole hydrochloride), CBS-104 and CBS-105.

BP-205 is built on a novel chemical scaffold with the potential for best-in-class therapy due to its high potency. We intend to develop BP-205 for the treatment of multiple CNS indications. We filed an investigational medicinal product dossier (“IMPD”) with the EMA and began first-in-human studies in the fourth quarter of 2025. The topline data from the single ascending dose (“SAD”) study are encouraging and supportive of a potential best-in-class profile for an orexin 2 receptor agonist. In July 2026, we submitted an Investigational New Drug application (“IND”) to the FDA, which is now open. During the third quarter of 2026, we initiated a Phase 1b study in sleep-deprived healthy volunteers. The BP-205 Phase 1 preliminary clinical PK data from the multiple ascending dose (“MAD”) study continue to be supportive of a potential best-in-class profile.

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

Key Developments

In January 2026, we entered into a license agreement (the “Novitium License Agreement”) with Novitium Pharma LLC (“Novitium”), which includes an exclusive license to additional intellectual property that will expand our patent estate, as well as a co-exclusive license, under which we intend to develop an amorphous formulation of pitolisant in broad CNS indications outside of sleep/wake.

In February 2026, we entered into a license agreement (the “MSN License Agreement”) with MSN Laboratories Private Limited (“MSN”), which includes an exclusive, royalty-bearing license, with the right to grant sublicenses, to additional intellectual property, including licensed patents, under which we intend to develop an amorphous formulation of pitolisant in broad CNS indications outside of sleep/wake. In September 2026, the pending licensed patents were approved by the United States Patent and Trademark Office

(“USPTO”), and triggered a $25.0 million milestone payment, which we expect to be paid in the fourth quarter of 2026.

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

In July 2026, we submitted an IND for BP-205 to the FDA, which is now open, and initiated a Phase 1b study in sleep-deprived healthy volunteers in the third quarter of 2026, with topline data expected in the first quarter of 2027. In August 2026, we announced Phase 1 clinical PK data from the SAD study for BP-205, which demonstrated favorable PK, safety, and tolerability profiles. In November 2026, we announced topline data from the Phase 1 MAD study, which reinforced the favorable safety, tolerability and PK profile observed in the SAD portion of the study, with no liver or visual adverse events reported and no clinically significant cardiovascular events or electrocardiogram abnormalities recorded. In addition, we plan to initiate Phase 2 trials for BP-205 in mid-2027 to evaluate multiple CNS indications.

Commercial Performance Metrics

As of September 30, 2026, we have continued to see growth in the number of unique healthcare professionals (“HCP”) prescribing WAKIX since it became available in November 2019. There are approximately 9,000 HCPs who treat patients living with narcolepsy, with approximately 4,000 enrolled in oxybate risk-evaluation and mitigation strategies (“REMS”) programs. The average number of patients on WAKIX for the three months ended September 30, 2026, was approximately 9,350. Additionally, as of September 30, 2026, we have maintained formulary access for more than 80% of all insured lives (Commercial, Medicare and Medicaid) in the United States.

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

The shelf life of WAKIX is four years from the date of manufacture, with the earliest expiration of current inventory expected to be August 2027. We regularly review our inventory levels and expect write-offs from time to time. We will continue to assess inventory levels in future periods as demand for WAKIX and the rate of inventory turnover evolves. We currently have adequate supply of WAKIX tablets to cover demand into the fourth quarter of 2028, with additional API on-hand inventory to support at least 18 months beyond this time frame.

Research and Development Expenses

Research and development expenses primarily include development programs for potential new indications for pitolisant in patients with PWS, and the development of our product candidates EPX-100, Pitolisant GR, Pitolisant HD, BP-205 and an amorphous form of pitolisant. We also incur research and development expenses related to our team of Medical Science Liaisons (“MSLs”) who interact with key opinion leaders, with a focus on the science, the role of histamine in sleep-wake state stability and the novel mechanism of action of pitolisant. In addition, our MSLs support our market access team with the presentation of clinical data to payors upon request and our clinical development team to identify potential clinical trial sites. Research and development costs are expensed as incurred. We have significantly increased our research and development efforts as we advance our clinical programs and add product candidates to expand our pipeline. Research and development expenses also include:

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

Product candidates in later stages of clinical development generally have higher development costs in the current period than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, milestone payments, and the cost of submitting an NDA to the FDA (and/or other regulatory authorities). We expect our research and development expenses to be significant as we advance our current clinical development programs and seek regulatory approval for Pitolisant GR, complete the Phase 3 clinical trials for additional indications for pitolisant, EPX-100 and Pitolisant HD, and advance the development of BP-205, a new formulation of pitolisant and CBS-105 toward new indications.

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

We anticipate that our general and administrative expenses will increase in the future to support our continued commercialization efforts and ongoing and future potential research and development activities. These increases will likely be driven by costs associated with the hiring of additional personnel and fees paid to outside consultants, lawyers and accountants, among other expenses. Additionally, we face costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the SEC, insurance and investor relations costs. If any of our current or future indication expansion programs or new product candidates obtain U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

Paragon Agreement

We are party to a right-of-use agreement with Paragon whereby we have access to and the right to use certain office space leased by Paragon in Chicago, Illinois. We paid fees of $0.1 million and $0.2 million to Paragon related to rent and consulting fees for the three and nine months ended September 30, 2026, respectively.

Interest Expense

Interest expense consists primarily of interest expense on debt facilities, amortization of debt issuance costs and amortization of premiums on our debt securities.

Interest Income

Interest income consists primarily of cash interest earned on our cash and investment balances and accretion of the discount on our investments in debt securities.

Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Net product revenue	$268,917	$239,455	$745,584	$624,677
Cost of product sold	80,686	59,650	188,396	129,797
Gross profit	188,231	179,805	557,188	494,880
Operating expenses:
Research and development	71,663	54,962	187,642	139,661
Sales and marketing	34,721	29,549	100,535	90,333
General and administrative	27,650	29,807	88,207	94,974
Total operating expenses	134,034	114,318	376,384	324,968
Operating income	54,197	65,487	180,804	169,912
Other (expense) income, net	(316)	(106)	(496)	(575)
Interest expense	(3,060)	(3,621)	(9,364)	(11,103)
Interest income	8,428	5,730	21,257	16,070
Net income before provision for income taxes	59,249	67,490	192,201	174,304
Income tax expense	(11,053)	(16,625)	(36,086)	(38,103)
Net income	$48,196	$50,865	$156,115	$136,201

Net Product Revenue

Net product revenue increased by $29.5 million, or 12.3%, for the three months ended September 30, 2026, and increased by $120.9 million, or 19.4%, for the nine months ended September 30, 2026, compared to the same periods in 2025. The increase for the three months ended September 30, 2026, was primarily due to a 7.5% increase in the number of units shipped and the impact of a 7% price increase partially offset by higher rebates of approximately 2.0%. The increase for the nine months ended September 30, 2026, was primarily due to a 14.9% increase in the number of units shipped and the impact of a 7% price increase partially offset by higher rebates of approximately 3.2%. The price increase occurred in January 2026.

Cost of Product Sold

Cost of product sold increased by $21.0 million, or 35.3%, for the three months ended September 30, 2026, and increased by $58.6 million, or 45.1%, for the nine months ended September 30, 2026, compared to the same periods in 2025. Cost of product sold as a percentage of net product revenue was 30.0% and 25.3% for the three and nine months ended September 30, 2026, respectively, compared to 24.9% and 20.8% for the three and nine months ended September 30, 2025, respectively. The increase in cost of product sold was primarily due to higher royalties as a result of the increase in net product revenue of WAKIX and new royalties related to the Novitium License Agreement. The increase in the cost of product sold as a percentage of net revenue was driven by new royalties related to the Novitium License Agreement.

Research and Development Expenses

The following table is a summary of our research and development expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
BP-205	$2,569	$2,520	$49	$9,150	$4,782	$4,368
Pitolisant	4,525	6,651	(2,126)	14,553	18,385	(3,832)
EPX-100	16,055	7,699	8,356	37,609	22,144	15,465
Pitolisant GR and Pitolisant HD	10,030	4,029	6,001	27,375	8,067	19,308
IPR&D	25,000	15,000	10,000	57,000	30,000	27,000
Personnel expenses	7,868	8,100	(232)	24,991	24,133	858
Stock-based compensation	2,318	2,243	75	7,245	6,658	587
Other research and development	3,298	8,720	(5,422)	9,719	25,492	(15,773)
Total	$71,663	$54,962	$16,701	$187,642	$139,661	$47,981

Research and development expenses increased by $16.7 million, or 30.4%, for the three months ended September 30, 2026, and increased by $48.0 million, or 34.4%, for the nine months ended September 30, 2026, compared to the same periods in 2025. The increase for the three months ended September 30, 2026, was primarily driven by a $25.0 million IPR&D charge related to a patent milestone associated with the MSN License Agreement that was achieved during the three months ended September 30, 2026, a combined $14.4 million increase in research and development expenses for BP-205, EPX-100, and Pitolisant GR and HD as we progressed clinical trials and manufacturing, and a $0.1 million increase in stock compensation offset by a $15.0 million clinical milestone related to ZYN002 achieved during the three months ended September 30, 2025, a $5.8 million decrease related to the phase out of the ZYN002 program in FXS, and a $2.1 million decrease in clinical development associated with pitolisant.

The increase for the nine months ended September 30, 2026, was primarily driven by a combined $39.1 million increase in research and development expenses for BP-205, EPX-100, and Pitolisant GR and HD as we progressed clinical trials and manufacturing, a $27.0 million increase in IPR&D charges composed of upfront license fees related to the Novitium License Agreement ($15.0 million) and the MSN License Agreement ($17.0 million) and a patent milestone associated with the MSN License Agreement ($25.0 million), all of which occurred during the nine months ended September 30, 2026, offset by a ZYN002 clinical milestone ($15.0 million) and entrance into the CiRC Agreement ($15.0 million), both of which occurred during the nine months ended September 30, 2025, a $0.9 million increase in personnel costs associated with higher headcount, a $0.6 million increase in stock compensation associated with new equity awards, and a $1.4 million increase in other research and development expenses offset by a $17.1 million decrease related to the phase out of the ZYN002 program in FXS and a $3.8 million decrease in clinical development associated with pitolisant.

Sales and Marketing Expenses

Sales and marketing expenses increased by $5.2 million, or 17.5%, for the three months ended September 30, 2026, and increased by $10.2 million, or 11.3%, for the nine months ended September 30, 2026, compared to the same periods in 2025. The increase for the three months ended September 30, 2026, was primarily due to a $2.2 million increase in patient engagement and marketing activities, a $2.2 million increase in personnel costs, a $0.5 million increase in travel expenses and a $0.2 million increase in stock compensation expense. The increase for the nine months ended September 30, 2026, was primarily due to a $6.4 million increase in patient engagement and marketing activities and a $4.3 million increase in personnel costs offset by a $0.5 million decrease in stock compensation expense. The increase in patient engagement and marketing activities was driven by our continued growth of WAKIX and the increase in personnel costs was driven primarily by higher headcount as a result of our sales force expansion.

General and Administrative Expenses

General and administrative expenses decreased by $2.2 million, or 7.2%, for the three months ended September 30, 2026, and decreased by $6.8 million, or 7.1%, for the nine months ended September 30, 2026, compared to the same periods in 2025. The decrease for the three months ended September 30, 2026, was primarily due to a $1.3 million decrease in legal and professional fees and a $3.0 million decrease in stock compensation partially offset by a $1.3 million increase in personnel costs. The decrease for the nine months ended September 30, 2026, was primarily due to a $4.6 million decrease in legal and professional fees and a $6.7 million decrease in stock compensation partially offset by a $3.2 million increase in personnel costs. The decrease in legal and professional fees during the three months ended September 30, 2026, was primarily due to lower Abbreviated New Drug Application (“ANDA”) litigation expenses compared to the prior year period. The decrease in legal and professional fees during the nine months ended September 30, 2026, was primarily due to fewer ANDA settlements and lower litigation expenses compared to the prior year period. The increase in personnel costs for both comparable periods was primarily driven by higher headcount and severance during the three and nine months ended September 30, 2026.

Interest Expense

Interest expense decreased by $0.6 million, or 15.5%, for the three months ended September 30, 2026, and decreased by $1.7 million, or 15.7%, for the nine months ended September 30, 2026, compared to the same periods in 2025. The decrease for the three and nine months ended September 30, 2026, was primarily due to lower average outstanding debt balances and lower interest rates compared to the same periods in the prior year.

Interest Income

Interest income increased by $2.7 million, or 47.1%, for the three months ended September 30, 2026, and increased by $5.2 million, or 32.3%, for the nine months ended September 30, 2026, compared to the same periods in 2025. The increase for the three and nine months ended September 30, 2026, was primarily a result of having higher invested balances compared to the prior year.

Income Taxes

Income tax expense was $11.1 million, representing an 18.7% effective tax rate, for the three months ended September 30, 2026, compared to $16.6 million, representing a 24.6% effective tax rate, for the three months ended September 30, 2025. Income tax expense was $36.1 million, representing an 18.8% effective tax rate, for the nine months ended September 30, 2026, compared to $38.1 million, representing a 21.9% effective tax rate, for the nine months ended September 30, 2025. The decrease in our effective tax rate for both comparable periods was primarily driven by an increase in the benefits from research and development and orphan drug credits. The effective tax rate of 18.7% for the three months ended September 30, 2026, included 2.8% in state income taxes offset by a 6.7% benefit from credits. The effective tax rate of 18.8% for the nine months ended September 30, 2026, included 1.9% in state income taxes offset by a 4.9% benefit from credits.

Liquidity, Sources of Funding and Capital Resources

Overview

As of September 30, 2026, we had cash, cash equivalents, and investments of $1,052.0 million, outstanding debt of $150.0 million and retained earnings of $317.0 million.

The unaudited condensed consolidated financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We believe that our existing cash, cash equivalents and investments on hand as of September 30, 2026, will enable us to meet our operational liquidity needs and fund our potential investing activities for at least the next 12 months. We have based our liquidity and cash flow projections on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect.

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

The TLA Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. We had an event of default, which dated back to July 2025, related to a nonfinancial covenant due to a delay in a subsidiary joining the TLA Credit Agreement as a guarantor. On May 4, 2026, we entered into a Waiver and Consent Agreement with the Administrative Agent and certain lenders, whereby the event of default was waived. We have made all required principal and interest payments on time in connection with the TLA Credit Agreement and are in compliance with all covenants as of September 30, 2026.

Share Repurchases

In October 2023, our Board of Directors approved a share repurchase program (the “October 2023 Repurchase Program”) providing for the repurchase of shares of common stock in an aggregate amount of up to $200.0 million, excluding commissions and transaction fees. The October 2023 Repurchase Program may be suspended, terminated, or modified at any time for any reason. During the three and nine months ended September 30, 2026, no shares of common stock were repurchased by the Company under the October 2023 Repurchase Program. As of September 30, 2026, the remaining amount of common stock authorized for repurchases was $150.0 million.

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

Novitium Agreement

In January 2026, we entered into the Novitium License Agreement with Novitium, which includes an exclusive license to additional intellectual property that will expand our patent estate, as well as a co-exclusive license, under which we intend to develop an amorphous formulation of pitolisant in broad CNS indications outside of sleep/wake. Pursuant to the Novitium License Agreement, we paid an upfront license fee of $15.0 million, which was recognized as an IPR&D charge recorded in research and development within the unaudited condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2026, and will also be obligated to pay $10.0 million upon the achievement of certain development milestones, as well as low single-digit royalties on net sales of current and future pitolisant based products.

MSN Agreement

In February 2026, we entered into the MSN License Agreement with MSN, which includes an exclusive, royalty-bearing license, with the right to grant sublicenses, to additional intellectual property, including licensed patents, under which we intend to develop an amorphous formulation of pitolisant in broad CNS indications outside of sleep/wake. Pursuant to the MSN License Agreement, we paid an upfront license fee of $17.0 million, which was recognized as an IPR&D charge recorded in research and development within the unaudited condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2026. In September 2026, a milestone was achieved upon approval of MSN’s pending licensed patents by the USPTO which triggered a $25.0 million payment, which was recognized as an IPR&D charge recorded in research and development in the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2026. The milestone payment is expected to be paid in the fourth quarter of 2026. In addition, we will be obligated to pay low single-digit royalties on net sales of future products that include a new formulation of pitolisant, if covered by a patent provided under the MSN License Agreement.

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

In September 2026, a milestone was achieved upon approval of MSN’s pending licensed patents by the USPTO that triggered a $25.0 million payment, which is expected to be paid in the fourth quarter of 2026.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2026, and 2025:

	Nine Months Ended September 30,
	2026	2025

Selected cash flow data	(In thousands)
Cash provided by (used in):
Operating activities	$196,885	$222,048
Investing activities	(307,472)	(22,016)
Financing activities	5,184	(6,034)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026, primarily consisted of net income of $156.1 million adjusted for non-cash items of $28.0 million related to stock-based compensation expense, $57.0 million related to acquired IPR&D, $17.9 million related to intangible amortization and depreciation, offset by $11.7 million related to deferred tax assets. Net working capital excluding cash increased by $51.3 million, primarily driven by increases in accounts receivable due to higher net product revenue in the current period and a decrease in accounts payable due to the timing of payments offset by higher accrued expenses including accrued royalties and accrued milestone payments.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026, was $307.5 million, which was primarily attributable to $369.9 million in purchases of debt securities and $32.0 million in upfront license fees related to new license agreements, offset by $94.5 million from maturities of investments.

Net cash used in investing activities for the nine months ended September 30, 2025, was $22.0 million, which was primarily attributable to $67.3 million in purchases of debt securities, a $15.0 million upfront fee paid to CiRC and $0.2 million in purchases of property and equipment, partially offset by $60.5 million from maturities of investments.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026, was $5.2 million, which primarily consisted of $23.8 million in proceeds from the exercise of stock options, partially offset by $15.0 million in principal payments associated with the TLA Credit Agreement and $3.6 million of employee withholding tax payments related to stock-based awards.

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

The following table provides a summary of activity and ending balances of our sales allowances and accruals for the nine months ended September 30, 2026 (in thousands):

	Distribution Fees & Discounts	Co-Pay Assistance	Rebates	Total
Balance as of December 31, 2025	$2,984	$8,424	$70,015	$81,423
Provision, net	23,122	34,473	211,993	269,588
Payments/Credits	(22,827)	(38,954)	(210,416)	(272,197)
Balance as of September 30, 2026	$3,279	$3,943	$71,592	$78,814

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. We invest a portion of our cash in investment-grade, interest-bearing securities. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize total return. In order to achieve these objectives, we invest in money market funds, U.S. government and agency securities, corporate bonds and commercial paper in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A-2/P-2/F2 from at least two National Recognized Statistical Rating Organizations. We do not have any direct investments in asset-backed securities, collateralized debt or loan obligations, or structured investment vehicles. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Based on our $709.4 million of investments in money market funds, U.S. treasury notes, corporate bonds and municipal obligations as of September 30, 2026, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of September 30, 2026, we had $150.0 million in borrowings outstanding. The TLA Term Loan bears interest at a per annum rate equal to, at our option, (i) a base rate plus a specified margin ranging from 2.50% to 3.00%, based on our senior secured net leverage ratio (as defined in the TLA Credit Agreement) or (ii) Term SOFR plus a credit spread adjustment of 0.10% plus a specified margin ranging from 3.50% to 4.00%, based on our senior secured net leverage ratio. Based on the $150.0 million of principal outstanding as of September

30, 2026, an immediate 10% change in the Term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

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

Inflation Fluctuation Risk

Inflation may affect us by potentially increasing costs such as labor and our clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for each of the three and nine months ended September 30, 2026, and 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition other than the ANDA litigation and patent litigation discussed in Part I, Item I, Note 12 “Commitments and Contingencies”.

Refer to Part I, Item I, Note 12 “Commitments and Contingencies,” of this Quarterly Report for a full description of our material pending legal matters.

Item 1A. Risk Factors.

In addition to the other information included in this report, you should carefully consider the discussion of risk factors affecting the Company as set forth in Part I, Item 1A "Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results. As of September 30, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

Discussion of defaults under our TLA Credit Agreement is incorporated by reference from Part I, Item 1, Note 10 – Debt of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 3, “Defaults Upon Senior Securities.”

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.
(b)	None.
(c)	During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
No.	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger, dated August 14, 2023, by and among Harmony Biosciences Holdings, Inc., Xylophone Acquisition Corp. and Zynerba Pharmaceuticals, Inc.	8-K/A	September 14, 2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Harmony Biosciences Holdings, Inc.	8-K	August 21, 2020	3.1
3.2*	Amended and Restated Bylaws.
10.1#	Separation and Consulting Agreement by and between Harmony Biosciences Holdings, Inc., Harmony Biosciences Management, Inc., and Jeffrey M. Dayno, dated October 29, 2026.	8-K/A	October 30, 2026	10.1
10.2#	Amended and Restated Executive Employment Agreement by and between Harmony Biosciences Management, Inc. and Peter Anastasiou, dated October 29, 2026.	8-K/A	October 30, 2026	10.2
10.3#	Separation Agreement between Harmony Biosciences Management, Inc. and Glenn Reicin, dated July 16, 2026.	8-K	July 16, 2026	10.1
10.4#*	Retention Agreement between Harmony Biosciences Management, Inc. and Stephen Mollichella, dated October 6, 2026.
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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity and (iv) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

HARMONY BIOSCIENCES HOLDINGS, INC.

By:	/s/ Jeffrey M. Dayno
Name:	Jeffrey M. Dayno, M.D.
Title:	President, Chief Executive Officer and Director (principal executive officer)
Date:	November 4, 2026

By:	/s/ Stephen Mollichella
Name:	Stephen Mollichella
Title:	Senior Vice President, Controller and Interim Principal Financial Officer (principal financial officer)
Date:	November 4, 2026